Form 10-K/A
period 2018-12-31
Axonics Modulation Technologies, Inc.
filed 2019-04-30
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
As of April 29, 2019, 28,224,605 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of Axonics Modulation Technologies, Inc. (“Company,” “Axonics,” “we,” “our,” and “us”), originally filed with the Securities and Exchange Commission (“SEC”) on March 5, 2019 (“Original Filing”). At the time that we filed the Original Filing, we intended to file a definitive proxy statement for our 2019 Annual Meeting of Stockholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and to incorporate by reference the Part III information omitted from the Original Filing to such definitive proxy statement. We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we now expect to file a definitive proxy statement for our 2019 Annual Meeting of Stockholders after such 120-day period. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14 promulgated by the SEC under the Exchange Act.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to March 5, 2019.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth certain information regarding our current executive officers and directors:

Name	Age	Position(s)
Executive Officers and Director
Raymond W. Cohen	60	Chief Executive Officer, Director
Danny L. Dearen	56	President, Chief Financial Officer
Rinda K. Sama	40	Chief Operating Officer
Karen Noblett, M.D.	56	Chief Medical Officer
Prabodh Mathur	59	Chief Product Development Officer
Guangqiang (Jay) Jiang, Ph.D.	46	Chief Technology Officer
Alfred Ford	48	Chief Commercial Officer
John Woock, Ph.D.	36	Chief Marketing Officer
Michael V. Williamson	48	Senior Vice President, General Counsel
Non-Employee Directors
Raphaël Wisniewski	48	Chair of the Board of Directors
Erik Amble, Ph.D.	66	Director
Juliet Tammenoms Bakker	56	Director
Robert E. McNamara	61	Director
Michael H. Carrel	47	Director
Jane E. Kiernan	58	Director
Nancy Snyderman, M.D., FACS	67	Director

Executive Officers and Director
Raymond W. Cohen has served as our Chief Executive Officer and as a member of our board of directors since October 2013. Mr. Cohen has extensive international medical device experience, holding several Chair and Chief Executive Officer positions on the boards of both publicly listed and private life sciences companies in the United States and Europe. Since June 2013, Mr. Cohen has served as a member of the board of directors, Chair of the compensation committee, member of the audit committee and member of the nominating and corporate governance committee of Spectrum Pharmaceuticals, Inc., a developer and marketer of oncology and hematology drugs. From April 2016 to June 2017, Mr. Cohen served as a member of the board of directors and a member of the compensation and audit committees of Zurich-based LifeWatch AG, a manufacturer and marketer of ambulatory electrocardiogram services, which was acquired by Biotelemetry Inc. in July 2017. From June 2013 to December 2017, Mr. Cohen served as Chair of the board of directors of Lombard Medical, Inc., a manufacturer and marketer of abdominal aortic aneurysm stent graphs. Since May 2006, Mr. Cohen has served as a member of the board of directors, Chair of the audit committee, compensation committee and nominating committee, and since November 2013 as Chair of the board of directors, of BioLife Solutions, Inc., a developer, manufacturer and supplier of proprietary clinical grade cell and tissue hypothermic storage and cryopreservation freeze media for cells and tissues. From August 2010 to November 2012, Mr. Cohen served as Chief Executive Officer and as a member of the board of directors of Vessix Vascular, Inc. a developer of a novel renal denervation system used to treat uncontrolled hypertension, which was acquired by Boston Scientific Corporation. From 1997 to 2006, Mr. Cohen served as Chair and Chief Executive Officer of Cardiac Science, Inc., a manufacturer of external automatic defibrillators. From 1982 to 1997, Mr. Cohen served in various sales and marketing positions for a number of medical device companies. In 2008, Mr. Cohen was named by AeA as the Private Company Life Science Chief Executive Officer of the Year. Mr. Cohen was named Entrepreneur of the Year in 2002 by the Orange County Business Journal and was a finalist for Ernst & Young’s Entrepreneur of the Year in the medical company category in 2004. Mr. Cohen holds a B.S. in Business Management from the State University of New York at Binghamton. We believe Mr. Cohen’s extensive experience in the medical device industry qualifies him to serve on our board of directors.

Danny L. Dearen has served as our President since August 2018 and our Chief Financial Officer since October 2013. From October 2013 to August 2018, Mr. Dearen served as our Chief Operating Officer. From July 2009 to October 2013, Mr. Dearen served as Chief Operating Officer and Chief Financial Officer of Vessix Vascular, Inc., a developer of a novel renal denervation system used to treat uncontrolled hypertension, which was acquired by Boston Scientific Corporation. Mr. Dearen holds a B.A. in Accounting from Southern Methodist University and a M.S. in Business Administration from Boston College.

Rinda K. Sama has served as our Chief Operating Officer since August 2018. From May 2014 to August 2018, Mr. Sama served as our Vice President, Operations and Quality. From June 2011 to May 2014, Mr. Sama served as Director, Operations and Quality of Vessix Vascular, Inc. Mr. Sama holds a B.S. in Biomedical Engineering from Karnatak University Dharwad, a M.S. in Biomedical Engineering from the University of Southern California and a M.B.A from the University of California, Irvine.

Karen Noblett, M.D. has served as our Chief Medical Officer since October 2017. From January 2014 to September 2017, Dr. Noblett served as our physician advisor. From August 2014 to September 2017, Dr. Noblett served as Professor and Department Chair, OB/GYN, at the University of California, Riverside. From January 1999 to July 2014, Dr. Noblett served as Professor and Division Director at the University of California, Irvine. Dr. Noblett holds a B.A. in Biology from California State University, Fresno, a M.D. from the University of California, Irvine, and a M.S. in Research from the University of California, San Diego.

Prabodh Mathur has served as our Chief Product Development Officer since May 2014. Prior to that time, Mr. Mathur served as the Chief Product Development Officer of Vessix Vascular, Inc. from September 2010 to May 2014. Mr. Mathur holds a B.S. in Mechanical Engineering from the Indian Institute of Technology and a M.S. in Mechanical Engineering from Missouri University of Science and Technology.

Guangqiang (Jay) Jiang, Ph.D. has served as our Chief Technology Officer since October 2013. From October 2000 to October 2013, Mr. Jiang served as Vice President, Director of Research and Development, Director of Engineering and Engineering Manager of Alfred E. Mann Foundation for Scientific Research (“AMF”), a nonprofit medical research corporation and the current licensor of our r-SNM System. Mr. Jiang holds a B.S. in Mechanical Engineering and a M.E. in Welding Engineering from Tsinghua University, a M.S. in Materials Science and Engineering from Michigan Technological University and a Ph.D. in Biomedical Engineering from University of Southern California, Los Angeles.

Alfred Ford has served as our Chief Commercial Officer since November 2017. From January 1997 to June 2017, Mr. Ford served as President and Chief Commercial Officer, General Manager, Vice President, Global Sales & Marketing, Vice President, Sales, Distribution Director, Regional Sales Manager and Territory Manager of Cardiac Science, Inc., a manufacturer of external automatic defibrillators. Mr. Ford holds a B.S. in Marketing and a M.S. in International Marketing from Saint Joseph’s University.

John Woock, Ph.D. has served as our Chief Marketing Officer since June 2018. Prior to that time, Mr. Woock served as our VP, Global Marketing and Clinical Operations from January 2017 to May 2018 and our VP, Product Marketing from June 2014 to December 2016. Before working with our company, he was a postdoctoral fellow at the Stanford Biodesign Program at Stanford University from August 2013 to June 2014. Mr. Woock holds a B.S. in Biomedical Engineering from Washington University in St. Louis and a Ph.D. in biomedical engineering from Duke University.

Michael V. Williamson has served as our Senior Vice President and General Counsel since October 2013. Prior to joining our company, Mr. Williamson served as the General and Intellectual Property Counsel of Vessix Vascular, Inc. from August 2011 to November 2012. Mr. Williamson holds a B.S. in Mechanical Engineering from California Polytechnic University, San Luis Obispo, and a J.D. from the John F. Kennedy Law School.

Non-Employee Directors

Raphaël Wisniewski has served as a member of our board of directors since March 2014 and the Chair of our compensation committee since July 2017 and as a member of our nominating and corporate governance committee since October 2018. Since 2001, Mr. Wisniewski has worked for Andera Partners, previously known as Edmond de Rothschild Investment Partners, a venture capital firm with extensive experience in the life science industry. Since 2006, Mr. Wisniewski has served as a Partner of Andera Partners. From 1999 to 2001 and from 1996 to 1999, Mr. Wisniewski served in the healthcare groups of the investment banking divisions of Goldman Sachs and Solomon Smith Barney, respectively, where he focused on investments in the pharmaceuticals, medical devices, biotechnology and services industries. Mr. Wisniewski holds a B.A. in History from Paris Sorbonne University, an M.S. in Business from HEC Paris and an M.S. Economics from IEP Paris. We believe Mr. Wisniewski’s extensive experience in the life science industry qualifies him to serve on our board of directors.

Erik Amble, Ph.D. has served as a member of our board of directors since March 2014 and a member of our audit committee from July 2017 to October 2018. From October 2018 to April 2019, Mr. Amble served as a member of our nominating and corporate governance committee and since April 2019, Mr. Amble has returned to serving as a member of our audit committee.

Since July 2001, Mr. Amble has served as Chair of NeoMed Management (Jersey) Limited, the manager of NeoMed Innovation V L.P., a venture capital firm focused on supporting entrepreneurs and businesses in the healthcare industry. Mr. Amble holds a Ph.D. in Organic Chemistry from the University of Oslo and an M.Sc. in Management from the Graduate School of Business, Stanford University. We believe Mr. Amble’s extensive experience in the healthcare industry qualifies him to serve on our board of directors.

Juliet Tammenoms Bakker has served as a member of our board of directors since March 2018 and as a member of our compensation committee and the Chair of our nominating and corporate governance committee since October 2018. Since January 2007, Ms. Tammenoms Bakker has served as a Managing Director of Longitude Capital Management Co., LLC, a healthcare venture capital firm. Ms. Tammenoms Bakker holds a B.Sc. from the College of Agriculture and Life Sciences at Cornell University and a M.P.A from the John F. Kennedy School of Government at Harvard University. We believe Ms. Tammenoms Bakker’s extensive business and leadership experience qualifies her to serve on our board of directors.

Robert E. McNamara has served as a member of our board of directors and as Chair of our audit committee since November 2018. Since February 2018, Mr. McNamara has served as a member of the board of directors and audit committee of Xtant Medical Holdings, Inc., a publicly traded manufacturer and marketer of regenerative medical products and devices. Mr. McNamara previously worked at LDR Holdings/Spine, Inc., serving as its Executive Vice President from January 2013 to July 2016, and serving as its Chief Financial Officer from April 2012 to July 2016. From 2006 to 2009, Mr. McNamara served as a member of the board of directors and audit committee of Northstar Neurosciences, a publicly traded medical device company. From December 2004 to September 2008, Mr. McNamara was the Senior Vice President and Chief Financial Officer of Accuray, Inc., a publicly traded medical device manufacturer. In addition, Mr. McNamara has served as the Senior Vice President and Chief Financial Officer of Somnus Medical Technologies and the Chief Financial Officer for Target Therapeutics, Inc., each publicly traded companies. Mr. McNamara is the former Mayor of Menlo Park, California. Mr. McNamara holds a B.S. in Accounting from the University of San Francisco and an M.B.A. in Finance from The Wharton School of Business. We believe that Mr. McNamara’s extensive experience as an executive and director in the medical device industry and his prior service as a senior-level executive in medical device companies qualifies him to serve on our board of directors.

Michael H. Carrel has served as a member of our board of directors and a member of our compensation committee since February 2019. Mr. Carrel has served as President, Chief Executive Officer and director of AtriCure, Inc., a medical device company that provides solutions for the treatment of atrial fibrillation and related conditions, since November 2012. Before joining AtriCure, Inc., Mr. Carrel served as President and Chief Executive Officer of Vital Images, Inc., a publicly-traded medical imaging software company. Prior to Vital Images, Inc., Mr. Carrel was President and CEO of Zamba Corporation, a publicly-traded technology company, and Chief Financial Officer of NextNet Wireless, a privately-held provider of non-line-of-sight plug and play broadband wireless access systems. Mr. Carrel is a member of the Board of Directors of Lombard Medical, Inc., a publicly-held medical device company focused on the treatment of abdominal aortic aneurysms, the Medical Device Manufacturers Association (MDMA) and the American Heart Association Chapter in Minneapolis. Mr. Carrel holds a B.S. in Accounting from The Pennsylvania State University and an M.B.A. from The Wharton School at the University of Pennsylvania. We believe that Mr. Carrel’s experience as a senior-level executive and director in publicly traded medical device companies qualifies him to serve on our board of directors.

Nancy Snyderman, M.D., FACS has served as a member of our board of directors and a member of our nominating and corporate governance committee since April 2019. Dr. Snyderman has served as an independent director on the board of directors of Alkermes plc and as a member of the nominating and corporate governance committee since 2016. Dr. Snyderman was an advisory board member to GE’s Healthymagination for twelve years and previously served as a vice president for corporate communications at Johnson & Johnson. Dr. Snyderman is a board-certified head and neck surgeon and has had academic appointments at the University of Pennsylvania and the University of California-San Francisco. She recently served as a professor at the Center for Innovation for Global Health at Stanford University. Dr. Snyderman is an Emmy award winning medical correspondent having worked at ABC News from 1987 to 2003 and later as chief medical editor at NBC News from 2004 to 2015. She has been widely published in peer-reviewed medical journals and has written for Good Housekeeping, AARP, Parenting, Health, and O magazines. Dr. Snyderman is an advocate for women’s health and a prolific public speaker and presently serves on the board of directors of Fair Food Network and the Albright Institute at Wellesley College. Dr. Snyderman holds a B.A. in microbiology from Indiana University and a M.D. from the University of Nebraska and has completed residencies in Pediatrics and Otolaryngology Head and Neck Surgery at the University of Pittsburgh. We believe that Dr. Snyderman’s extensive experience as a physician, advisor for, and director to medical device companies qualifies her to serve on our board of directors.

Jane E. Kiernan has served as a member of our board of directors and a member of our audit committee since April 2019. Ms. Kiernan has over 30 years of executive and management leadership in health care with both public and private companies. Ms. Kiernan is a co-founder of K2 Biotechnology Ventures, an organization engaged in developing and commercializing university and medical center innovations in partnership with venture capital, health care corporations and philanthropic health care foundation partners. From 2010 to 2017, Ms. Kiernan served as the chief executive officer of Salter Labs, a manufacturer of specialty medical devices. From 2006 to 2011, Ms. Kiernan served on the board of directors and as chair of the audit committee of American Medical Systems Holdings Inc. prior to it being acquired by Endo Health Solutions Inc., formerly Endo Pharmaceuticals Holdings Inc., a subsidiary of Endo International plc. From 2001 to 2010, Ms. Kiernan held executive and general management positions with Baxter Healthcare Corporation. Prior to 2001, she held corporate and line management roles in finance, strategy, marketing, and operations with both Baxter Healthcare Corporation and Allegiance Healthcare Corporation. As a community leader, Ms. Kiernan serves on the board of directors of Ryan Banks Academy, an urban boarding school in Chicago, and has served as committee chair and on the board of directors of the American Red Cross of Greater Chicago. In addition, she is a past president of the Healthcare Businesswomen’s Association, Chicago Chapter. Ms. Kiernan holds a B.S. in business from Southern Methodist University. We believe that Ms. Kiernan’s experience as a senior-level executive and director in publicly traded medical device companies qualifies her to serve on our board of directors.

Other Directorships

Mr. Cohen currently serves on the board of directors of two publicly reporting companies, Spectrum Pharmaceuticals, Inc. and BioLife Solutions, Inc. From June 2013 to December 2017, Mr. Cohen served as Chair of the board of directors of Lombard Medical, Inc. Mr. Cohen does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Mr. McNamara currently serves on the board of directors of Xtant Medical Holdings, Inc., which is a publicly reporting company. Mr. McNamara does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Mr. Carrel currently serves on the board of directors of AtriCure, Inc., which is a publicly reporting company. From February 2015 to December 2017, Mr. Carrel served on the board of directors of Lombard Medical, Inc. Mr. Carrel does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Dr. Snyderman currently serves on the board of directors of Alkermes plc, which is a publicly reporting company. Dr. Snyderman does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

No other director currently serves, or during the past five years has served, on the board of directors of any other publicly reporting company or investment company.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Former Voting Agreement

Raphaël Wisniewski, Erik Amble Ph.D., Juliet Tammenoms Bakker and Raymond W. Cohen were elected to our board of directors under the provisions a voting agreement to which we and certain of our stockholders were parties prior the completion of our initial public offering. The voting agreement terminated in connection with the closing of our initial public offering, and no stockholder has any special rights regarding the election or designation of members of our board of directors.

Audit Committee

Our board of directors has established a standing audit committee, which consists of Robert McNamara, who is the Chair of the committee, Erik Amble and Jane Kiernan. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules, Rule 10A-3 under the Exchange Act (“Rule 10A-3”), and SEC independence requirements.

Our board of directors has determined that Mr. McNamara qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. In making this determination, our board has considered Mr. McNamara’s extensive financial experience and business background. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our code of conduct is available under the Corporate Governance section of the Investors page of our website located at www.axonicsmodulation.com, or by writing to our General Counsel at our offices at 26 Technology Drive, Irvine, CA 92618. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of conduct on our website rather than by filing a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely upon the review of copies of such reports furnished to us and written representations that no other reports were required during fiscal year 2018, all of our officers, directors and greater than ten percent stockholders have complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

Overview

The following is a summary of the compensation policies, plans and arrangements for our executive officers. This summary should be read in conjunction with the Summary Compensation Table and related disclosures set forth below. We are eligible to, and have chosen to, comply with the executive compensation disclosure rules applicable to a “smaller reporting company,” as defined in applicable SEC rules.

Summary Compensation Table

Our named executive officers, which consist of our principal executive officer and our two other most highly compensated officers for our fiscal year ended December 31, 2018, are:

•	Raymond W. Cohen, Chief Executive Officer

•	Danny L. Dearen, President and Chief Financial Officer

•	Rinda K. Sama, Chief Operating Officer

The following table sets forth total compensation paid to our named executive officers for our fiscal year ended December 31, 2018.

Summary Compensation Table (Cash and Equity)

Name	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Raymond W. Cohen	2018	430,000	184,472	787,436	(2)	1,401,908
Chief Executive Officer	2017	430,000	164,480	10,800	(2)	605,280
Danny L. Dearen	2018	350,000	76,424	97,579	(3)	524,003
President and Chief Financial Officer	2017	315,000	95,884	10,800	(3)	421,684
Rinda K. Sama	2018	278,750	27,671	299,149	(4)	605,570
Chief Operating Officer	2017	270,000	167,775	10,800	(4)	448,575
_____________________________________________

(1)
Represents the grant date fair value of the stock option awards calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. Stock options are subject to time-based vesting as described above. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 6 to our financial statements included in the Original Filing.

(2)	Reflects company matching contributions to our 401(k) plan and in 2018, loan forgiveness in the amount of $776,436.

(3)	Reflects company matching contributions to our 401(k) plan and in 2018, loan forgiveness in the amount of $86,579.

(4)	Reflects company matching contributions to our 401(k) plan and in 2018, loan forgiveness in the amount of $288,149.

Annual Base Salary

The annual base salaries of our named executive officers will generally be determined and approved at the beginning of each year, or later if in connection with the commencement of employment of the executive, by our board of directors. Each named executed officer’s initial base salary is provided in his or her employment agreement. As reflected below, the annual base salary for Mr. Cohen did not change at the beginning of 2018. Mr. Dearen’s annual base salary for 2018 increased by $35,000 compared to his annual base salary for 2017 and Mr. Sama’s annual base salary for 2018 increased by $8,750 compared to his annual base salary for 2017, each because of increased individual responsibilities and strong performance.

Bonus Compensation

We do not currently have an established bonus plan or policy for our executive officers. From time to time, our board of directors or compensation committee may approve bonuses for our named executive officers based on individual performance, company performance or as otherwise determined appropriate in their sole discretion. None of our named executive officers received an annual cash bonus for their performance in 2018.

Equity Compensation Plan Awards

Our equity-based compensation awards are designed to align the interests of our stockholders with those of our employees and consultants, including our named executive officers. Our board of directors is responsible for approving equity grants.

Our 2014 Stock Incentive Plan (the “2014 Plan”) was approved by our board of directors and stockholders in 2014. Our 2018 Omnibus Incentive Plan (the “2018 Plan”) was approved by our board of directors and stockholders in connection with our initial public offering in October 2018. Prior to our initial public offering, we granted all equity awards pursuant to the 2014 Plan. Following our initial public offering, we no longer grant awards under the 2014 Plan and all future grants of equity compensation awards will be under the 2018 Plan. The 2018 Plan provides for the grant of options intended to qualify as “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards.

We have historically used stock options as the primary incentive for long-term compensation to our named executive officers because the officers are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our common stock at the date of grant. We may grant equity awards at such times as our board of directors determines to be appropriate. Our executives generally are awarded an initial grant in the form of a stock option in connection with their commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Stock options granted to our named executive officers generally become exercisable over a four-year period, with one-fourth becoming exercisable on the vesting commencement date and the remaining three-fourths becoming exercisable in equal monthly installments over the 36 months after the first anniversary of the vesting commencement date, subject to continuous service.

In March 2018, our board of directors granted each named executive officer an incentive stock option under the 2014 Plan. Mr. Cohen received an option to purchase 168,000 shares of our common stock, Mr. Dearen received an option to purchase 69,600 shares of our common stock, and Mr. Sama received an option to purchase 25,200 shares of our common stock. Such options have an exercise price of $1.63 per share, which was the value of one share of our common stock on the grant date based on our most recent valuation for purposes of compliance with Section 409A of the Code. One-fourth of the options vested on the grant date, and the remaining three-fourths vest in equal monthly installments over the three years after the first anniversary of the grant date, subject to continuous service by each named executive officer through each vesting date.

Retirement Plans

We maintain a defined contribution employee retirement plan (the “401(k) Plan”) for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $18,000 for calendar year 2017. Participants who are 50 years or older can also make “catch-up” contributions, which in calendar year 2017 was up to an additional $6,000 above the statutory limit. We currently make matching contributions under our 401(k) plan of 100% on the first 3% of the participant’s compensation and 50% between 3% and 5% of compensation, subject to IRS limits. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Health and Welfare Benefits and Perquisites

Our named executive officers are eligible to participate in our employee benefit plans and programs, including medical, dental, vision, group life, disability and accidental death and dismemberment insurance, in each case, on the same basis as our other full-time employees. We do not provide any perquisites or personal benefits (as described under applicable SEC rules) to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each of our named executive officers, the number of outstanding equity awards held on December 31, 2018.

	Option Awards(1)							Stock Awards(4)
			Number of Securities Underlying Unexercised Options					Number of shares of stock that have vested (#)	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)
Name	Grant Date	Vesting Commencement Date(2)(3)	Exercisable (#)	Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Raymond W. Cohen	03/14/2014	—	—	—		—	—	119,020	—
Chief Executive Officer	01/15/2016	—	—	—		—	—	258,400	86,132	1,301,591
	05/23/2017	—	—	—		—	—	28,840	40,375	610,353
	07/05/2017	—	—	—		—	—	15,535	25,889	391,273
	08/25/2017	—	—	—		—	—	28,260	47,102	711,847
	03/30/2018	03/30/2018	42,000	126,000	(2)(3)	$1.63	03/30/2028	—	—

Danny L. Dearen	03/14/2014	—	—	—		—	—	79,395	—
President and Chief Financial Officer	01/15/2016	01/15/2016	102,564	34,817	(2)(3)	$0.98	01/15/2026	—	—
	05/23/2017	05/23/2017	16,174	22,643	(2)(3)	$1.32	05/23/2027	—	—
	07/05/2017	07/05/2017	9,203	15,337	(2)(3)	$1.32	07/05/2027	—	—
	08/25/2017	07/21/2017	16,742	27,902	(2)(3)	$1.42	08/25/2027	—	—
	03/30/2018	03/30/2018	17,400	52,200	(2)(3)	$1.63	03/30/2028	—	—

Rinda K. Sama	05/19/2014	—	—	—		—	—	36,180	—
Chief Operating Officer	01/15/2016	—	—	—		—	—	55,904	18,627	281,454
	05/23/2017	—	—	—		—	—	18,708	26,188	395,701
	07/05/2017	—	—	—		—	—	9,537	15,882	239,977
	08/25/2017	—	—	—		—	—	17,343	28,898	436,649
	03/30/2018	03/30/2018	6,300	18,900	(2)(3)	$1.63	03/30/2028	—	—
 _____________________________________________

(1)	All of the options have been granted under the 2014 Plan.

(2)
One-fourth of the options vested on the vesting commencement date and the remaining three-fourths vest in equal monthly installments over the three years after the first anniversary of the vesting commencement date, subject to continuous service through each vesting date.

(3)	This option award is subject to an early exercise provision and is immediately exercisable in exchange for restricted shares.

(4)	These are restricted shares received upon the early exercise of stock options, which shares are subject to the same vesting terms as the underlying options.

Potential Payments upon Termination or Change in Control

In our employment agreements with Mr. Cohen and Mr. Dearen, we have agreed to provide severance equal to 12 months of base pay for Mr. Cohen and Mr. Dearen. In our employment agreement with Mr. Sama, we have agreed to provide severance equal to six months of base pay for Mr. Sama. See “—Agreements with our Named Executive Officers” immediately below.

Agreements with Our Named Executive Officers

Below are descriptions of the key terms of our employment agreements with Mr. Cohen and Mr. Dearen. The agreements provide for employment terms and set forth the officer’s base salary at the time of hire, other compensation and benefits and severance benefits on a qualifying termination of employment. Additionally, the employment agreements contain proprietary inventions and confidential information provisions.

Raymond W. Cohen

We entered into an employment agreement with Mr. Cohen in May 2014 under which Mr. Cohen serves as our Chief Executive Officer. The agreement provides that Mr. Cohen’s term as our Chief Executive Officer will run from May 22, 2014 to July 1, 2019, sets forth his initial base salary of $360,000, which will be reviewed on an annual basis, and sets forth his eligibility to receive such medical coverage and other benefits available to senior executives. Mr. Cohen’s employment may terminate earlier than July 1, 2019, upon Mr. Cohen’s death or disability (meaning he is unable to perform his duties for more than 26 substantially consecutive weeks in any 12-month period). We may also terminate Mr. Cohen’s employment for cause (which includes acts that would constitute misappropriation, embezzlement or fraud, materially and adversely impact our business or reputation, conviction of, or entering into a plea of no contest of, a felony, and any breach of the agreement that remains uncured after providing notice to Mr. Cohen of the breach) at any time, and we may terminate Mr. Cohen without cause upon 30 days’ prior written notice. The agreement covers stock options granted to Mr. Cohen to purchase 119,020 shares of common stock, which will accelerate and vest in full in the event there is a change in control before or within 90 days following termination of Mr. Cohen’s service. These options have been exercised by Mr. Cohen in accordance with their terms. Mr. Cohen’s employment agreement also includes proprietary inventions and confidential information provisions.

Further, under the employment agreement, if Mr. Cohen’s employment terminates prior to July 1, 2019 by reason of death or disability, Mr. Cohen or his estate will be eligible to receive severance equal to 12 months of base salary, conditioned upon his or his agent’s execution of a waiver and release agreement. If we terminate Mr. Cohen’s employment prior to July 1, 2019 without cause, including after a change in control, or if he terminates his employment for good reason, which is defined to include, among other reasons, resigning for any reason during the 12-month period after a change in control, Mr. Cohen will be eligible to receive severance equal to 12 months of his then current base salary.

Danny L. Dearen

We entered into an employment agreement with Mr. Dearen in May 2014 under which Mr. Dearen serves as our President and Chief Financial Officer. The agreement provides that Mr. Dearen’s term will run from May 22, 2014 to July 1, 2019, sets forth his initial base salary of $300,000, which will be reviewed on an annual basis, and his eligibility to receive such medical coverage and other benefits available to senior executives. Mr. Dearen’s employment may terminate earlier than July 1, 2019, upon Mr. Dearen’s death or disability (meaning he is unable to perform his duties for more than 26 substantially consecutive weeks in any 12-month period). We may also terminate Mr. Dearen for cause (which includes acts that would constitute misappropriation, embezzlement or fraud, materially and adversely impact our business or reputation, conviction of, or entering into a plea of no contest of, a felony, and any breach of the agreement that remains uncured after providing notice to Mr. Dearen of the breach) at any time, and we may terminate Mr. Dearen without cause upon 30 days’ prior written notice. The agreement covers stock options granted to Mr. Dearen to purchase 79,395 shares of common stock, which will accelerate and vest in full in the event there is a change in control before or within 90 days following termination of Mr. Dearen’s service. These options have been exercised by Mr. Dearen in accordance with their terms. Mr. Dearen’s employment agreement also includes proprietary inventions and confidential information provisions.

If we terminate Mr. Dearen’s employment prior to July 1, 2019 without cause, including after a change in control, or if he terminates his employment for good reason, which is defined to include, among other reasons, resigning for any reason during the 12-month period after a change in control, Mr. Dearen will be eligible to receive severance equal to 12 months of his then current base salary.

Rinda K. Sama

We entered into an employment agreement with Mr. Sama in January 2015 under which Mr. Sama serves as our Chief Operating Officer. The agreement provides that Mr. Sama’s term will run from May 19, 2014 to May 20, 2019, sets forth his initial base salary of $270,000, which will be reviewed on an annual basis, and his eligibility to receive such medical coverage and other benefits available to senior executives. Mr. Sama’s employment may terminate earlier than May 20, 2019, upon Mr. Sama’s death or disability (meaning he is unable to perform his duties for more than 26 substantially consecutive weeks in any 12-month period). We may also terminate Mr. Sama for cause (which includes acts that would constitute misappropriation, embezzlement or fraud, materially and adversely impact our business or reputation, conviction of, or entering into a plea of no contest of, a felony, and any breach of the agreement that remains uncured after providing notice to Mr. Sama of the breach) at any time, and we may terminate Mr. Sama without cause upon 30 days’ prior written notice. The agreement covers stock options granted to Mr. Sama to purchase 30,150 shares of common stock, which will accelerate and vest in full in the event there is a change in control before or within 90 days following termination of Mr. Sama’s service. These options have been exercised by Mr. Sama in accordance with their terms. Mr. Sama’s employment agreement also includes proprietary inventions and confidential information provisions.

If we terminate Mr. Sama’s employment prior to May 20, 2019 without cause, including after a change in control, or if he terminates his employment for good reason, which is defined to include, among other reasons, resigning for any reason during the 12-month period after a change in control, Mr. Sama will be eligible to receive severance equal to six months of his then current base salary.

Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. Our board of directors may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Director Compensation
Annual Retainer
Effective December 6, 2018, our board of directors established an annual retainer of $40,000 for non-employee directors. Non-employee directors are also entitled to receive additional retainer fees for their service on committees of our board of directors, in accordance with the table set forth below. We also reimburse non-employee directors for reasonable out-of-pocket expenses incurred in connection with their attendance at board and committee meetings. Our Chief Executive Officer does not receive compensation for his service on the board of directors.
Non-Employee Director Fees

Annual Retainer (All)	$40,000
Additional Annual Retainer for Chairman of the Board	$30,000
Additional Annual Retainer for Audit Committee Chairperson	$16,000
Additional Annual Retainer for Compensation Committee Chairperson	$12,000
Additional Annual Retainer for Nominating & Corporate Governance Committee Chairperson	$8,000
Additional Annual Retainer for Audit Committee Member	$8,000
Additional Annual Retainer for Compensation Committee Member	$6,000
Additional Annual Retainer for Nominating & Corp. Gov. Committee Member	$4,000
Equity Awards
Each non-employee director who is able to accept remuneration in the form of equity has been granted equity compensation under the 2018 Plan in the form of options to purchase common stock and shares of restricted stock. All equity awards held by our non-employee directors will vest in full immediately prior to the occurrence of a change in control or upon the holder’s death or disability.

The following table shows compensation for our non-employee directors for the fiscal year ended December 31, 2018. Our Chief Executive Officer did not receive any additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Total
Raphaël Wisniewski(3)	$11,667	—	—	$11,667
Erik Amble, Ph.D.(4)	$7,333	$45,985	$36,250	$89,568
Juliet Tammenoms Bakker(5)	$9,000	$45,985	$36,250	$91,235
Shahzad Malik(6)	$7,667	$45,985	$36,250	$89,902
Robert McNamara(7)	$9,333	$45,985	$36,250	$91,568
Geoff Pardo(8)	$8,000	$45,985	$36,250	$90,235
John Petrovich(9)	$8,000	$45,985	$36,250	$90,235
 _____________________________________________

(1)
Represents the grant date fair value of restricted stock awards calculated in accordance with FASB ASC Topic 718 calculated based on closing price of our common stock on the day of the grant date of the restricted stock awards multiplied by the number of shares granted. Restricted stock awards are subject to time-based vesting as described above. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 6 to our financial statements included in the Original Filing.

(2)
Represents the grant date fair value of the stock option awards calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option pricing model. Stock options are subject to time-based vesting as described above. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 6 to our financial statements included in the Original Filing.

(3)
Mr. Wisniewski serves as Chairman of the Board, and Chairman of the compensation committee. Mr. Wisniewski’s role in a venture capital fund prevents him from accepting equity compensation, as a policy of that fund.

(4)
Dr. Amble serves as a member of the audit committee. Dr. Amble was granted 5,000 option shares on December 6, 2018, exercisable at $14.80 per share, which vest on April 30, 2019; and, was granted 2,500 restricted shares valued at $14.80 per share on December 6, 2018, which vest on April 30, 2019.

(5)
Ms. Tammenoms Bakker serves as chairperson of the nominating and corporate governance committee, and as a member of the compensation committee. Ms. Tammenoms Bakker was granted 5,000 option shares on December 6, 2018, exercisable at $14.80 per share, which vest on April 30, 2019; and, was granted 2,500 restricted shares valued at $14.80 per share on December 6, 2018, which vest on April 30, 2019.

(6)
Mr. Malik previously served as a member of the compensation committee. Mr. Malik was granted 5,000 option shares on December 6, 2018, exercisable at $14.80 per share, which vest on April 30, 2019; and, was granted 2,500 restricted shares valued at $14.80 per share on December 6, 2018, which vest on April 30, 2019. Mr. Malik left the board in early April 2019 and was paid pro-rated compensation through the end of March 2019.

(7)
Mr. McNamara serves as chairman of the audit committee and as a member of the nominating and corporate governance committee. Mr. McNamara was granted 5,000 option shares on December 6, 2018, exercisable at $14.80 per share, which vest on April 30, 2019; and, was granted 2,500 restricted shares valued at $14.80 per share on December 6, 2018, which vest on April 30, 2019.

(8)
Mr. Pardo previously served as a member of the audit committee. Mr. Pardo was granted 5,000 option shares on December 6, 2018, exercisable at $14.80 per share, which vest on April 30, 2019; and, was granted 2,500 restricted shares valued at $14.80 per share on December 6, 2018, which vest on April 30, 2019. Mr. Pardo left the board in early April 2019 and was paid pro-rated compensation through the end of March 2019.

(9)
Mr. Petrovich previously served as a member of the audit committee. Mr. Petrovich was granted 5,000 option shares on December 6, 2018, exercisable at $14.80 per share, which vest on April 30, 2019; and, was granted 2,500 restricted shares valued at $14.80 per share on December 6, 2018, which vest on April 30, 2019. Mr. Petrovich left the board in late February 2019 and was paid pro-rated compensation through the end of February 2019.

Limitations on Liability and Indemnification Matters

Our certificate of incorporation contains provisions that limit the personal liability of our directors for monetary damages to the fullest extent permitted by the Delaware General Corporation Law (“DGCL”). Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for any of the following: (i) breach of the director’s duty of loyalty to us or our stockholders; (ii) an act or omission not in good faith or that involves intentional misconduct or a knowing violation of law; (iii) unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or (iv) a transaction from which the director derives an improper personal benefit.

Our bylaws provide that we must indemnify our directors and other officers, and may indemnify our employees or agents, to the maximum extent permitted by Section 145 of the DGCL.

We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These indemnification agreements require us, among other things, to indemnify our directors and officers for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of his or her service as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these provisions in our certificate of incorporation, bylaws and indemnification agreements will be necessary to attract and retain qualified persons as directors and officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of April 26, 2019 information regarding beneficial ownership of our capital stock by:

•	each of our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.
Except as otherwise noted below, the address for each person or entity listed in the table is c/o Axonics Modulation Technologies, Inc., 26 Technology Drive, Irvine, California 92618.

Name and address of beneficial owner	Amount and Nature of Shares Beneficially Owned	%
Named Executive Officers and Directors
Raymond W. Cohen(1)	741,151	2.62
Danny L. Dearen(2)	336,067	1.18
Rinda K. Sama(3)	228,502	*
Raphaël Wisniewski(4)	3,557,461	12.60
Juliet Tammenoms Bakker(5)	2,940,833	10.42
Erik Amble, Ph.D.(6)	1,528,384	5.42
Robert E. McNamara(7)	7,500	*
Michael H. Carrel(8)	5,000	*
Jane E. Kiernan(9)	5,000	*
Nancy Snyderman, M.D., FACS(10)	5,000	*
All executive officers and directors as a group (16 persons)(11)	10,211,578	36.16
Greater than 5% Holders
BioDiscovery 4 FCPR(12)	3,557,461	12.60
Longitude Venture Partners III, L.P.(13)	2,933,333	10.39
Coöperatieve Gilde Healthcare IV U.A.(14)	3,133,332	11.10
Alfred E. Mann Foundation for Scientific Research(15)	2,102,970	7.45
Advent Life Sciences Fund II LP(16)	1,694,349	6.00
NeoMed Innovation V L.P.(17)	1,520,884	5.39
 _____________________________________________
* Less than 1%.

(1)
Consists of (i) 679,891 shares of common stock held by Mr. Cohen, (ii) 52,500 shares of common stock underlying stock options exercisable within 60 days of April 26, 2019, and (iii) 8,760 shares of common stock held by the Cielo Trust established March 30,

2018. Mr. Cohen is a trustee of the Cielo Trust established March 30, 2018, and as a result, shares voting and dispositive power over the shares held by it.

(2)	Consists of (i) 138,491 shares of common stock held by Mr. Dearen, and (ii) 197,576 shares of common stock underlying stock options exercisable within 60 days of April 26, 2019.

(3)	Consists of (i) 220,627 shares of common stock held by Mr. Sama, and (ii) 7,875 shares of common stock underlying stock options exercisable within 60 days of April 26, 2019.

(4)
Consists of 3,557,461 shares held by BioDiscovery 4 FCPR. Andera Partners is the manager of BioDiscovery 4 FCPR and has voting and dispositive power over the shares held by BioDiscovery 4 FCPR. Mr. Wisniewski, who is a member of our board of directors, is a partner of Andera Partners, and may be deemed to have voting and dispositive power over the shares held by BioDiscovery 4 FCPR. Mr. Wisniewski disclaims beneficial ownership of such shares. The mailing address of BioDiscovery 4 FCPR is 347 Rue Saint St Honoré, 75001 Paris Cedex 08 France.

(5)
Consists of 2,933,333 shares of common stock held by Longitude Venture Partners III, L.P., 2,500 shares of restricted common stock held by Ms. Tammenoms Bakker, and 5,000 shares of common stock underlying stock options exercisable within 60 days of April 26, 2019 held by Ms. Tammenoms Bakker. Longitude Capital Partners III, LLC is the General Partner of Longitude Venture Partners III, L.P. and may be deemed to share voting and investment power over the shares held by Longitude Venture Partners III, L.P. Ms. Tammenoms Bakker, who is a member of our board of directors, and Patrick G. Enright are managing members of Longitude Capital Partners III, LLC, and may be deemed to share voting and investment power over the shares held by Longitude Venture Partners III, L.P. Each of these individuals disclaims beneficial ownership of such shares, except to the extent of his or her pecuniary interest therein. The mailing address of Longitude Venture Partners III, L.P. is 2740 Sand Hill Road, 2nd Floor, Menlo Park, California 94025.

(6)
Consists of 1,520,884 shares held by NeoMed Innovation V L.P., 2,500 shares of restricted common stock held by Mr. Amble, and 5,000 shares of common stock underlying stock options exercisable within 60 days of April 26, 2019 held by Mr. Amble. NeoMed Innovation V Limited is the general partner of NeoMed Innovation V L.P. and has voting and dispositive power over the shares held by NeoMed Innovation V L.P. Mr. Amble, who is a member of our board of directors, is a director of NeoMed Innovation V Limited, and may be deemed to have voting and dispositive power over the shares held by NeoMed Innovation V L.P. Mr. Amble disclaims beneficial ownership of such shares. Mr. Amble and certain of his family members own all of the share capital of AS Fansea, which is a minority stockholder of NeoMed Innovation V L.P. The mailing address of NeoMed Innovation V L.P. is 13 Castle Street, St. Helier, Y9 JE4 5UT.

(7)	Consists of 2,500 shares of restricted common stock held by Mr. McNamara and 5,000 shares of common stock underlying stock options exercisable within 60 days of April 26, 2019 held by Mr. McNamara.

(8)	Represents 5,000 shares of restricted common stock held by Mr. Carrel.

(9)	Represents 5,000 shares of restricted common stock held by Ms. Kiernan.

(10)	Represents 5,000 shares of restricted common stock held by Dr. Snyderman.

(11)	Includes 410,158 shares of common stock underlying stock options exercisable within 60 days of April 26, 2019.

(12)	See footnote (4) above.

(13)	See footnote (5) above.

(14)
Consists of 3,133,332 shares of common stock held by Coöperatieve Gilde Healthcare IV U.A. Geoff Pardo is a partner of Coöperatieve Gilde Healthcare IV U.A., and may be deemed to have voting and dispositive power over the shares held by Coöperatieve Gilde Healthcare IV U.A. The mailing address of Coöperatieve Gilde Healthcare IV U.A. is 222 Third Street, Suite 1321, Cambridge, Massachusetts 02142, c/o Gilde Healthcare Partners. The beneficial ownership information in the table is based solely on the Schedule 13D filed by the holder on January 4, 2019.

(15)
Consists of 2,102,970 shares of common stock held by AMF. John Petrovich is the President, Chief Executive Officer, Senior Vice President of Business Development, and General Counsel of AMF, and may be deemed to have voting and dispositive power over the shares held by AMF. Mr. Petrovich disclaims beneficial ownership of such shares. The mailing address of AMF is 25134 Rye Canyon Loop, Santa Clarita, California 91355. The beneficial ownership information in the table is based solely on the Schedule 13G filed by the holder on February 12, 2019.

(16)
Consists of (i) 58,234 shares of common stock held by Advent Life Sciences LLP and (ii) 1,636,115 shares of common stock held by Advent Life Sciences Fund II LLP. Advent Life Sciences LLP is the general partner of Advent Life Sciences Fund II LLP and has voting and dispositive power over the shares held by Advent Life Sciences Fund II LLP. Dr. Shahzad Malik is a general partner of Advent Life Sciences LLP, and may be deemed to have voting and dispositive power over the shares held by Advent Life Sciences LLP. The mailing address of Advent Life Sciences LLP and Advent Life Sciences Fund II LLP is 158-160 North Gower Street, London, United Kingdom NWI 2ND. The beneficial ownership information in the table is based solely on the Schedule 13G filed by the holder on February 11, 2019.

(17)	See footnote (6) above.

Information Regarding Existing Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information at 2018 Fiscal Year End

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(2)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(4)
Equity Compensation Plans Approved by Security Holders(1)	1,514,347	(2)	$2.21	(3)	4,391,819
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	1,514,347		$2.21		4,391,819
 _____________________________________________

(1)
Consists of the 2014 Plan and the 2018 Plan. Both of our equity compensation plans under which options, warrants and rights were outstanding or available for future issuance as of December 31, 2018 have been approved by security holders.

(2)
Consists of 1,416,147 shares of common stock underlying outstanding options under the 2014 Plan and 98,200 shares of common stock underlying outstanding options under the 2018 Omnibus Incentive Plan. Does not include 50,000 shares of restricted stock issued under the 2018 Plan, which were issued and outstanding but subject to forfeiture in the event of the holder’s termination of service as of December 31, 2018.

(3)
Represents the weighted average exercise price of outstanding options and is calculated without taking into account shares of common stock subject to outstanding restricted stock units that become issuable without the payment of a purchase price as those units vest. As of December 31, 2018, the weighted average exercise price of options under the 2014 Stock Incentive Plan was $1.35, the weighted average exercise price of options under the 2018 Omnibus Incentive Plan was $14.67.

(4)	Consists of shares that were available for future issuance under the 2018 Omnibus Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following includes a summary of transactions since January 1, 2017, and each currently proposed transaction to which we have been or are a party, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at the end of our last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation arrangements for our directors and executive officers, which are described in “Item 11—Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.
Series C Preferred Stock Financing
In March 2018, we completed the sale of an aggregate of 6,122,222 shares of our Series C preferred stock at a purchase price of $9.00 per share for an aggregate purchase price of approximately $55.0 million.
The shares referenced above were issued in three tranches, with the first tranche of 1,606,255 shares closing in April 2017, the second tranche of 2,282,634 shares closing in June 2017, and the third tranche of 2,233,333 shares closing in March 2018.

All outstanding shares of our Series C preferred stock were automatically converted into 7,346,675 shares of our common stock upon the completion of our initial public offering. The following table summarizes purchases of shares of our Series C preferred stock by holders of more than 5% of our capital stock and an entity affiliated with a member of our board of directors.

	Initial Closing		Second Closing		Third Closing
Participants	Shares of Series C Preferred Stock	Aggregate Purchase Price	Shares of Series C Preferred Stock	Aggregate Purchase Price	Shares of Series C Preferred Stock	Aggregate Purchase Price	Total Shares Purchased	Aggregate Purchase Price
Greater than 5% Stockholders
BioDiscovery 4 FCPR(1)	545,197	$4,906,773	—	$—	—	$—	545,197	$4,906,773
NeoMed Innovation V L.P.(2)	308,155	$2,773,395	—	$—	—	$—	308,155	$2,773,395
Noble Prestige Holdings Limited	111,111	$999,999	—	$—	—	$—	111,111	$999,999
Advent Life Sciences Fund II LLP(3)(4)	349,457	$3,145,113	—	$—	—	$—	349,457	$3,145,113
Coöperatieve Gilde Healthcare IV U.A.(5)	—	$—	1,666,666	$14,999,994	222,222	$1,999,998	1,888,888	$16,999,992
Longitude Venture Partners III, L.P.(6)	—	$—	—	$—	2,000,000	$18,000,000	2,000,000	$18,000,000
  _____________________________________________

(1)	Raphaël Wisniewski, who is a member of our board of directors, is a Partner of Andera Partners, which is the Manager of BioDiscovery 4 FCPR.

(2)	Erik Amble, Ph.D., who is a member of our board of directors, is the Chair of NeoMed Innovation V L.P.

(3)	Includes 12,010 shares of Series C preferred stock purchased in the initial closing by Advent Life Sciences LLP.

(4)
Shahzad Malik, M.B. BChir, who was a member of our board of directors at the time of the sale of shares of Series C preferred stock, is a General Partner of Advent Life Sciences LLP, which is the General Partner of Advent Life Sciences Fund II LLP.

(5)
Geoff Pardo, who was a member of our board of directors at the time of the sale of shares of our Series C Preferred Stock, is a Partner of Gilde Healthcare Partners, an entity affiliated with Coöperatieve Gilde Healthcare IV U.A.

(6)	Juliet Tammenoms Bakker, who is a member of our board of directors, is a Managing Member of Longitude Capital Partners III, LLC, which is the General Partner of Longitude Venture Partners III, L.P.
As a result of our initial public offering, Coöperatieve Gilde Healthcare IV, of which our former director Geoff Pardo may be deemed to hold voting or investment control, and Longitude Venture Partners III, L.P., of which our director Juliet Tammenoms Bakker may be deemed to hold voting or investment control, each became beneficial owners of more than 5% of our outstanding shares of our common stock.
Investors’ Rights Agreement
We are party to a Fourth Amended and Restated Investors’ Rights Agreement, dated March 29, 2018, along with certain holders of our capital stock and certain of our directors (or, in some cases, entities affiliated therewith) (the “Rights Agreement”).
The Rights Agreement grants the parties thereto certain registration rights in respect of “registrable securities” held by them, which securities include (i) shares of our common stock issued or issuable upon conversion of shares of our preferred stock, (ii) shares of our common stock issued as a dividend or other distribution with respect to the shares in the foregoing clause (i), and (iii) shares of our common stock held by AMF as of the date of the Rights Agreement. The registration of shares of our common stock pursuant to the exercise of these registration rights would enable the holders thereof to sell such shares without restriction under the Securities Act of 1933, as amended (the “Securities Act”) when the applicable registration statement is declared effective. Under the Rights Agreement, we generally are required to pay all registration expenses, other than underwriting discounts and commissions, relating to any demand, Form S-3 or piggyback registration by the holders of registrable securities, subject to certain limitations. The Rights Agreement also includes customary indemnification and procedural terms. The registration rights under the Rights Agreement will expire upon the earlier of (i) the fifth anniversary of the closing of our initial public offering and (ii)

with respect to each holder following the closing of our initial public offering, at such time as such holder holds registrable securities constituting less than one percent of our outstanding voting stock if all of such holder’s registrable securities may immediately be sold under Rule 144 of the Securities Act during any 90-day period.
Loans to Executive Officers and Directors; Debt Forgiveness
Prior to our initial public offering, we agreed to pay for the early exercise of stock option awards of certain of our executive officers and directors under the 2014 Plan in exchange for their respective issuance of a secured full recourse promissory note for each exercise, and their respective entry into a stock pledge agreement pledging such shares as collateral under each respective promissory note. Each of our executive officers and directors entered into substantially similar promissory notes and stock pledge agreements. Each promissory note bore interest at a rate of 4.5% per annum.
The following table demonstrates the loans made to our executive officers and directors based on each early option exercise and the respective balance of each promissory note as of October 4, 2018, which represents the largest aggregate amount of principal outstanding during such time each respective promissory note was outstanding:

Executive Officers and Directors	Date of Loan	Principal Amount	Options Exercised	Exercise Price	Balance as of October 4, 2018
Raymond W. Cohen	4/21/2015	$115,052.28	119,020	$0.97	$132,953.15
	1/15/2016	$335,918.70	344,532	$0.98	$377,043.43
	5/23/2017	$91,132.82	69,215	$1.32	$96,739.36
	7/5/2017	$54,541.60	41,424	$1.32	$57,607.88
	8/25/2017	$106,761.70	75,362	$1.42	$112,092.47
Danny L. Dearen	11/30/2015	$76,747.92	79,395	$0.97	$86,579.01
Karen Noblett, M.D.	8/15/2017	$56,270.00	39,720	$1.42	$59,149.02
Prabodh Mathur	6/24/2015	$52,461.00	54,270	$0.97	$60,209.42
	1/15/2016	$109,000.71	111,796	$0.98	$122,345.08
	5/26/2017	$30,787.88	23,384	$1.32	$32,670.58
	8/15/2017	$17,661.24	13,414	$1.32	$18,564.87
	8/28/2017	$34,571.20	24,404	$1.42	$36,284.61
Guangqiang (Jay) Jiang, Ph.D.	6/18/2015	$45,974.28	47,560	$0.97	$52,798.63
	1/15/2016	$80,443.35	82,506	$0.98	$90,291.60
	7/22/2017	$17,661.24	13,414	$1.32	$18,617.12
	7/22/2017	$30,787.88	23,384	$1.32	$32,454.22
John Woock, Ph.D.	11/5/2015	$14,500.00	15,000	$0.97	$16,402.08
	2/9/2016	$66,331.98	68,033	$0.98	$74,248.20
	5/28/2017	$18,471.78	14,030	$1.32	$19,596.79
Michael V. Williamson	11/24/2015	$52,461.00	54,270	$0.97	$59,219.85
	2/15/2016	$109,000.71	111,796	$0.98	$121,928.49
Rinda K. Sama	7/14/2015	$34,974.00	36,180	$0.97	$40,053.37
	1/28/2016	$72,667.53	74,531	$0.98	$81,447.36
	5/25/2017	$59,112.54	44,896	$1.32	$62,734.60
	8/24/2017	$33,467.56	25,419	$1.32	$35,142.77
	8/26/2017	$65,507.80	46,241	$1.42	$68,770.63
Total					$1,965,944.59
Prior to our initial public offering, we entered into debt forgiveness and cancellation of note agreements with certain of our executive officers and directors, including each of our named executive officers, to terminate each of their respective promissory notes and to forgive all respective obligations for payment thereof. Pursuant to such agreements, as the forgiveness of such loan obligations gave rise to income that is subject to tax withholding, certain of the above executive officers have respectively agreed to surrender to us an aggregate of 38,338 shares of our common stock as compensation for our tax withholding obligations, and a certain other executive officer has agreed to pay in cash our tax withholding obligation with respect to such officer.
Indemnification Agreements
We have entered into separate indemnification agreements with our directors and executive officers. The indemnification agreements require and our bylaws require us to indemnify our directors to the fullest extent permitted by Delaware law. For more information regarding these agreements, see “Item 11—Executive Compensation—Limitations on Liability and Indemnification Matters.”
Policies and Procedures for Transactions with Related Persons
We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration, ratification and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as directors or executive officers are not considered related-person transactions under this policy. A related person is any executive officer, director or a holder of more than 5% of any class of our equity, including any of their immediate family members and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee for review, consideration and approval. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions or other sources of comparable products or services are available. To identify related-person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee or other independent body of our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.
In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. Our audit committee will approve only those related-person transactions that are in the best interests of our company, as our audit committee determines in good faith.
Director Independence
Our common stock is listed on the Nasdaq Global Market. Under the Nasdaq Marketplace Rules, independent directors must comprise a majority of a listed company’s board of directors within 12 months after its initial public offering. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions and phase in periods following its initial public offering, each member of a listed company’s audit, compensation, nominating and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3. Under the Nasdaq Marketplace Rules, a director will qualify as an “independent director” if, among other criteria in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
To be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of our audit committee, our board of directors or any other board committee: (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors determined that all directors, other than Mr. Cohen, are “independent directors” as defined under the Nasdaq Marketplace Rules. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in this Item 13. In addition to determining whether each director satisfies the director independence requirements set forth in the Nasdaq Marketplace Rules, in the case of members of our audit committee and our compensation committee, our board of directors has also made an affirmative determination that such members also satisfy separate independence requirements and current standards imposed by Rule 10A-3, and the Nasdaq Marketplace Rules for audit committee members and by the SEC, the Nasdaq Marketplace Rules, and the IRS for compensation committee members.

Item 14. Principal Accounting Fees and Services
Fees Billed by BDO USA, LLP
The table below reflects the aggregate fees billed for audit, audit-related, tax and other services rendered by BDO USA, LLP for our fiscal years ended December 31, 2018 and 2017.

Fee Category	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees	$283,291	$149,002	(1)
 _____________________________________________

(1)	Includes fees related to the audit of our annual consolidated financial statements for the year ended December 31, 2016.
Audit Fees
Audit fees billed for both years consisted of fees for professional services rendered for: (i) the audit of our annual consolidated financial statements; (ii) the review of our quarterly consolidated financial statement; (iii) the review of our registration statements on Form S-1 and Form S-8 filed with the SEC in 2018; and (iv) audit services related to other reports filed with the SEC.
No other services were rendered by BDO USA, LLP to us for the years ended December 31, 2018 or 2017.

Audit Committee Pre-Approval Policies and Procedures
All audit and non-audit services by our independent registered public accounting firm were pre-approved by our audit committee. For audit services, BDO USA, LLP provides the audit committee with an audit engagement letter, including proposed fees in advance of the annual audit. The audit committee approves the engagement letter and fees for the audit. Pursuant to its charter, the audit committee may establish pre-approval policies and procedures, subject to SEC and NASDAQ rules and regulations, to approve audit and non-audit services, although it has not yet done so.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:
Reference is made to the Index to consolidated financial statements of Axonics Modulation Technologies, Inc. under Item 8 of the Original Filings.

2.	Financial Statement Schedule:
All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 of the Original Filing.

3.	Exhibits:
See Exhibit Index immediately following the signature page of this Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXONICS MODULATION TECHNOLOGIES, INC.
Date: April 30, 2019	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2019	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 30, 2019	By:	/s/ Danny L. Dearen
Danny L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 30, 2019	By:	*
Raphaël Wisniewski
Chairman of the Board and Director

Date: April 30, 2019	By:	*
Erik Amble, Ph.D.
Director

Date: April 30, 2019	By:	*
Juliet Tammenoms Bakker
Director

Date: April 30, 2019	By:	*
Robert E. McNamara
Director

Date: April 30, 2019	By:	*
Michael H. Carrel
Director

Date: April 30, 2019	By:	/s/ Jane E. Kiernan
Jane Kiernan
Director

Date: April 30, 2019	By:	/s/ Nancy Snyderman, M.D., FACS
Nancy Snyderman, M.D., FACS
Director

*By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (X)
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38721	3.1	11/05/2018
3.2	Amended and Restated Bylaws.	8-K	001-38721	3.2	11/05/2018
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1	333-227732	4.1	10/5/2018
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated March 29, 2018, by and among the Registrant and the Investors party thereto.	S-1	333-227732	4.2	10/5/2018
4.3	Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated October 17, 2018, by and among the Registrant and the Investors party thereto.	S-1/A	333-227732	4.3	10/22/2018
4.4	Warrant to Purchase Series C preferred stock, dated February 6, 2018, issued by the Registrant to Silicon Valley Bank.	S-1	333-227732	4.3	10/5/2018
4.5	Warrant to Purchase Series C preferred stock, dated February 6, 2018, issued by the Registrant to Life Science Loans II, LLC.	S-1	333-227732	4.4	10/5/2018
10.1+	2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.8	10/22/2018
10.2+	Form of Option Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.9	10/22/2018
10.3+	Form of Restricted Shares Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.10	10/22/2018
10.4+	Form of RSU Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.11	10/22/2018
10.5+#	Form of Debt Forgiveness Agreement and Cancellation of Note (Tax Withholding-Shares).	S-1	333-227732	10.28	10/5/2018
10.6+#	Form of Debt Forgiveness Agreement and Cancellation of Note (Tax Withholding-Cash).	S-1	333-227732	10.29	10/5/2018
10.7	Amendment to Loan and Security Agreement, dated October 22, 2018, by and between Silicon Valley Bank and the Registrant.	S-1/A	333-227732	10.31	10/22/2018
21.1 (1)	List of Subsidiaries
23.1 (1)	Consent of Independent Registered Public Accounting Firm

31.1 (1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 (1)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1# (1)	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2# (1)	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS** (1)	XBRL Instance Document.
101.SCH** (1)	XBRL Taxonomy Extension Schema Document.
101.CAL** (1)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF** (1)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB** (1)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE** (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
#
The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K/A), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

**
In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Annual Report on Form 10-K/A for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

(1)	Previously filed with the Original Filing.