Form 10-Q
period 2019-03-31
Axonics Modulation Technologies, Inc.
filed 2019-05-08
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of class	Trading symbol	Name of exchange on which registered
Common stock, par value $0.0001 per share	AXNX	Nasdaq Global Select Market
As of May 3, 2019, 28,265,786 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

Part I—Financial Information
Item 1.    Condensed Consolidated Financial Statements (unaudited)
Axonics Modulation Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$89,334	$98,306
Short-term investments	54,819	59,218
Accounts receivable	804	427
Inventory	5,064	3,673
Prepaid expenses and other current assets	2,778	3,716
Total current assets	152,799	165,340
Property and equipment, net	2,887	2,784
Intangible asset, net	397	426
Other assets	3,344	3,356
Total assets	$159,427	$171,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,102	$3,436
Accrued liabilities	2,364	1,683
Lease liability, current portion	523	768
Debt, net of unamortized debt issuance costs, current portion	1,705	—
Total current liabilities	6,694	5,887
Lease liability, net of current portion	3,476	3,281
Debt, net of unamortized debt issuance costs, net of current portion	17,923	19,463
Total liabilities	28,093	28,631
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001, 50,000,000 shares authorized at March 31, 2019 and December 31, 2018; 28,201,091 and 27,806,934 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	244,523	243,337
Accumulated deficit	(112,766)	(99,649)
Accumulated other comprehensive loss	(426)	(416)
Total stockholders’ equity	131,334	143,275
Total liabilities and stockholders’ equity	$159,427	$171,906
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics Modulation Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenue	$1,077	$—
Cost of goods sold	548	—
Gross profit	529	—
Operating Expenses
Research and development	4,219	4,543
General and administrative	4,015	1,435
Sales and marketing	5,914	548
Total operating expenses	14,148	6,526
Loss from operations	(13,619)	(6,526)
Other Income (Expense)
Interest income	1,034	71
Interest and other expense	(532)	(149)
Other income (expense), net	502	(78)
Loss before income tax expense	(13,117)	(6,604)
Income tax expense	—	—
Net loss	(13,117)	(6,604)
Foreign currency translation adjustment	(10)	(1)
Comprehensive loss	$(13,127)	$(6,605)

Net loss per share, basic and diluted (see Note 1)	$(0.47)	$(2.36)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	27,828,201	2,802,622
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics Modulation Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	27,806,934	$3	$243,337	$(99,649)	$(416)	$143,275
Issuance of common stock for employee stock option exercises for cash	41,740	—	44	—	—	44
Restricted Shares Award (“RSA”) and stock option issuances and forfeitures for terminations, net	352,417	—	977	—	—	977
Restricted Stock Units (“RSU”) issuances and forfeitures for terminations, net	—	—	165	—	—	165
Foreign currency translation adjustment	—	—	—	—	(10)	(10)
Net loss	—	—	—	(13,117)	—	(13,117)
Balance at March 31, 2019	28,201,091	$3	$244,523	$(112,766)	$(426)	$131,334

						Accumulated
			Additional	Stock		Other
	Common Stock		Paid-in	Subscriptions	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Deficit	Loss	Total
Balance at December 31, 2017	2,776,583	$—	$2,900	$(1,753)	$(67,166)	$(402)	$(66,421)
Issuance of common stock for employee stock option exercises for promissory notes	39,720	—	56	(56)	—	—	—
Stock option issuances and forfeitures for terminations, net	—	—	68	—	—	—	68
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	(6,604)	—	(6,604)
Balance at March 31, 2018	2,816,303	$—	$3,024	$(1,809)	$(73,770)	$(403)	$(72,958)
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics Modulation Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(13,117)	$(6,604)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	276	213
Stock-based compensation	1,142	68
Amortization of debt issuance costs	165	47
Changes in operating assets and liabilities
Accounts receivable	(377)	—
Inventory	(1,391)	(300)
Prepaid expenses and other current assets	938	(277)
Other assets	(6)	(21)
Accounts payable	(1,334)	(146)
Accrued liabilities	681	426
Lease liability	(32)	(24)
Net cash used in operating activities	(13,055)	(6,618)
Cash Flows from Investing Activities
Purchases of property and equipment	(350)	(161)
Purchases of short-term investments	(10,298)	—
Proceeds from sales and maturities of short-term investments	14,697	—
Net cash provided by (used in) investing activities	4,049	(161)
Cash Flows from Financing Activities
Payment of debt issuance costs	—	(142)
Proceeds from debt	—	10,000
Proceeds from exercise of stock options	44	—
Proceeds from issuance of preferred stock and noncontrolling interest	—	20,098
Payment of preferred stock issuance costs	—	(199)
Net cash provided by financing activities	44	29,757
Effect of exchange rate changes on cash and cash equivalents	(10)	(1)
Net increase (decrease) in cash and cash equivalents	(8,972)	22,977
Cash and cash equivalents, beginning of year	98,306	24,398
Cash and cash equivalents, end of period	$89,334	$47,375
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$360	$40
Cash paid for taxes	$—	$—
Noncash Investing and Financing Activities
Common stock issuance on stock option exercises for promissory notes	$—	$56
Warrants issued as debt issuance costs	$—	$240
Accrued loan fees as debt issuance costs	$—	$750
See accompanying notes to unaudited condensed consolidated financial statements.

AXONICS MODULATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Axonics Modulation Technologies, Inc. (the “Company”), formerly American Restorative Medicine, Inc., was incorporated in the state of Delaware on March 2, 2012. The Company had no operations until October 1, 2013, when the license agreement between Alfred E. Mann Foundation for Scientific Research (“AMF”) and the Company (the “License Agreement”) was entered into. The Company is a medical technology company that has developed and is commercializing an innovative and minimally invasive implantable neurostimulation system. The Company has designed and developed the rechargeable sacral neuromodulation (“SNM”) system (“r-SNM System”), which delivers mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (“OAB”), urinary retention (“UR”) and fecal incontinence (“FI”). The r-SNM System is protected by intellectual property based on Company-generated innovations and patents and other intellectual property licensed from AMF. To date, the Company has obtained marketing approvals in Europe, Canada, and Australia for OAB, UR, and FI. The Company has derived minimal revenue from its operations, and its activities have consisted primarily of developing the r-SNM System, conducting its RELAX-OAB post-market clinical follow-up study in Europe, and its ARTISAN-SNM pivotal clinical study in the United States.
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
Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Axonics Europe, S.A.S., Axonics Modulation Technologies U.K. Limited and Axonics Modulation Technologies Australia Pty Ltd. Intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
Interim Financial Statements
The interim financial statements and related footnote disclosures as of and for the three months ended March 31, 2019 is unaudited, and is not necessarily indicative of the Company’s operating results for a full year. The unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2019 in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed with the SEC on March 5, 2019).
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
In November 2018, the board of directors and certain stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 20,500,000 to 50,000,000 and authorize 10,000,000 shares of preferred stock.
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
Revenue Recognition
Revenue recognized during the three months ended March 31, 2019 relates entirely to the sale of our r-SNM System. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of Topic 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. Effective January 1, 2018, the Company early adopted the comprehensive new revenue recognition standard using the modified retrospective method. As the Company generated minimal revenue through the date of adoption, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.
The Company has revenue arrangements that consist of a single performance obligation. The Company recognizes revenue at the point in time when it transfers control of promised goods to its customers. Revenue is measured as the amount of consideration it expects to receive in exchange for transferring goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as discounts, where applicable. The Company does not offer rights of return or price protection. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Payment terms, typically less than three months, are offered to the Company’s customers and do not include a significant financing component. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. The Company does not have any contract balances related to its product sales. The Company also does not have significant contract acquisition costs related to its product sales. The Company’s revenue during the three months ended March 31, 2019 consisted primarily of sales to customers in Europe.
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
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income within the condensed consolidated statement of comprehensive income (loss). There were no unrealized gains or losses during the three months ended March 31, 2019.
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
The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$27,990	$—	$27,990
Corporate notes	13,800	1,664	—	15,464
U.S. government and agency securities	11,365	—	—	11,365
	$25,165	$29,654	$—	$54,819

	Fair Value Measurements at December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$32,163	$—	$32,163
Corporate notes	12,606	3,156	—	15,762
U.S. government and agency securities	11,293	—	—	11,293
	$23,899	$35,319	$—	$59,218
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Costs and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of March 31, 2019 and December 31, 2018, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss. Accumulated other comprehensive loss consists entirely of losses from translation of foreign subsidiaries at March 31, 2019 and December 31, 2018. Foreign currency transaction gains and losses are included in results of operations and have not been significant for the periods presented.
Inventory
Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.
The Company capitalizes inventory produced for commercial sale. The Company capitalizes manufacturing costs as inventory following both the receipt of regulatory approval from regulatory bodies and the Company’s intent to commercialize. Costs associated with developmental products prior to satisfying the Company’s inventory capitalization criteria are charged to research and development expense as incurred.
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
As of March 31, 2019, the Company had $0.6 million, $0.4 million and $4.1 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, on hand. As of December 31, 2018, the Company had $0.9 million and $2.7 million of finished goods inventory and raw materials inventory, respectively, on hand. As of December 31, 2018, there were minimal work-in-process inventory on hand.
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
Intangible Asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the IPO, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. Accumulated amortization of the intangible asset is $0.6 million at March 31, 2019 and December 31, 2018. The amortization of intangible assets were minimal during the three months ended March 31, 2019 and 2018. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date.
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
Leases
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
Operating lease ROU asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. As of March 31, 2019 and December 31, 2018, the remaining lease terms for all of the Company’s operating leases were 6.3 years and 6.6 years, respectively. The discount rate used to determine the present value of all of the Company’s operating leases’ future payments was 6.75% (see Note 3 regarding leases).

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
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant) that have service conditions for vesting. The Company uses the Monte Carlo valuation model to value equity awards (as of the date of grant) that have combined market conditions and service conditions for vesting.
Net Loss per Share of Common Stock
Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, common and preferred stock warrants, common stock options, unvested RSAs and RSUs are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, diluted net loss per share of common stock is the same as basic net loss per share of common stock for those periods.
For the three months ended March 31, 2019 and March 31, 2018, there were 1,406,062 and 5,295,711 potentially dilutive shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
Recent Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands guidance on accounting for share-based payment awards, which includes share-based payment transactions for acquiring goods and services from nonemployees and aligns the accounting for share-based payments for employees and non-employees. This guidance is effective for annual periods beginning after December 15, 2018, which was the Company’s first quarter of fiscal year 2019, with early adoption permitted. The guidance should be applied to new awards granted after the date of adoption. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Property and Equipment
Property and equipment, net consists of the following (in thousands) at:

	March 31,	December 31,
	2019	2018
Research and development equipment	$913	$885
Computer hardware and software	943	811
Tools and molds	1,169	1,110
Leasehold improvements	1,500	1,500
Furniture and fixtures	575	462
Construction in progress	18	—
	5,118	4,768
Less: accumulated depreciation and amortization	(2,231)	(1,984)
	$2,887	$2,784
Depreciation and amortization expense of property and equipment was $0.2 million for the three months ended March 31, 2019 and March 31, 2018.
Note 3. Commitments
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
As of March 31, 2019 and December 31, 2018, the ROU asset has a balance of $3.1 million. The operating lease ROU asset is included within the Company’s other non-current assets, and lease liabilities are included in current or noncurrent liabilities on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2019 and March 31, 2018, cash paid for amounts included in operating lease liabilities were $0.2 million and $0.1 million, respectively. Amortization of the ROU asset was minimal for the three months ended March 31, 2019.
As of March 31, 2019 and December 31, 2018, the remaining lease term for all of the Company’s operating leases were 6.3 years and 6.6 years, respectively. The discount rate used to determine the present value of all of the Company’s operating leases’ future payments was 6.75%.
Rent expense for the three months ended March 31, 2019 and March 31, 2018 was $0.3 million and $0.1 million, respectively.

License Agreement
In October 2013, the Company entered into the License Agreement with AMF, pursuant to which AMF agreed to license to the Company certain patents and know-how (collectively, the “AMF IP”) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the “AMF Licensed Products”). Pursuant to the License Agreement, AMF granted to the Company a royalty-bearing, sublicensable (by written, executed agreements only, subject to the terms of the License Agreement) license under the AMF IP to make, have made, lease, offer to lease, use, sell, offer for sale, market, promote, advertise, import, research, develop and commercialize the AMF Licensed Products worldwide for the treatment of (i) chronic pain in humans through the application of electrical energy to the nervous system, (ii) inflammatory conditions of the human body through the application of electrical energy to the vagus nerve, a nerve that interfaces with parasympathetic control of the heart, lungs and digestive tract, and (iii) urinary and fecal dysfunction in humans through the application of electrical energy anywhere in or on the human body, excluding, in each case, any product or method that involves the placement of electrodes or the administration of electrical stimulation inside the cranial cavity or to the ocular nervous system or the auditory nervous system. Pursuant to the License Agreement, the Company is obligated to pay a 4% royalty of all net revenue derived from the AMF Licensed Products if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case, subject to certain adjustments. The initial term of the License Agreement is from October 1, 2013 to October 1, 2033, and will automatically continue until all patents are no longer in force. Beginning in 2018, the Company is required to pay a minimum annual royalty under the License Agreement. The minimum amount was $75,000 for 2018, with an increase in subsequent years of $25,000 (i.e., $100,000 for 2019) up to a maximum of $200,000 per year. The Company generated net revenue of $1.1 million during the three months ended March 31, 2019, and recorded minimal related royalties during the three months ended March 31, 2019. No revenue was generated and the Company recorded minimal related royalties during the three months ended March 31, 2018.
Note 4. Long-Term Debt
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
All obligations under the Term Loan are secured by a first priority lien on substantially all of the Company’s assets, excluding intellectual property assets and more than 65% of the shares of voting capital stock of any of its foreign subsidiaries. The Company has agreed with Silicon Valley Bank not to encumber its intellectual property assets without Silicon Valley Bank’s prior written consent unless a security interest in the underlying intellectual property is necessary to have a security interest in the accounts and proceeds that are part of the assets securing the Term Loan, in which case the Company’s intellectual property shall automatically be included within the assets securing the Term Loan. As of March 31, 2019, the Company is in compliance with all debt covenant requirements under the Term Loan.
Debt, net of unamortized debt issuance costs, consists of the following (in thousands) at:

	March 31,	December 31,
	2019	2018
Debt, principal	$20,000	$20,000
Accrued loan fees	1,500	1,500
Debt, total	21,500	21,500
Less: unamortized debt issuance costs	(1,872)	(2,037)
Debt, net of unamortized debt issuance costs	19,628	19,463
Less: debt, net of unamortized debt issuance costs, current portion	(1,705)	—
Debt, net of unamortized debt issuance costs, net of current portion	$17,923	$19,463

Note 5. Stock-based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$221	$35
General and administrative	645	32
Sales and marketing	276	1
	$1,142	$68
The option awards issued under the 2014 Stock Option Plan (the “2014 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”) were measured based on fair value. The Company’s fair value calculations were made using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	5.50 - 6.16	5.19 - 6.96
Stock volatility	70.81%	76.01% - 77.03%
Risk-free interest rate	2.26% - 2.56%	2.26% - 2.75%
Dividend rate	—	—
The Company used the simplified method of determining the expected term of stock options. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. The weighted-average grant date fair value of options granted was $10.69 and $1.10 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, there was $20.2 million and $2.6 million, respectively, of total unrecognized compensation cost related to unvested stock options and restricted shares that is expected to be recognized over a weighted-average period of approximately 3.6 years and 2.7 years, respectively.

The following table summarizes stock option activity under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,514,347	$2.22
Options granted	1,098,024	16.58
Options exercised	(41,740)	1.05	$746	(1)
Options forfeited	(6,772)	5.63
Outstanding at March 31, 2019	2,563,859	$8.38	$39,929	(2)
_____________________________________________

(1)	Represents the total difference between our closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.

(2)
Represents the total difference between our closing stock price on the last trading day of the first quarter of 2019 and the stock option exercise price, multiplied by the number of in-the-money options as of March 31, 2019. The amount of intrinsic value will change based on the fair market value of our stock.

The weighted-average remaining contractual term of options outstanding and exercisable is 8.0 years and 8.4 years at March 31, 2019 and December 31, 2018, respectively.
There were 303,250, 1,667, and 833 restricted shares awards granted, vested, and forfeited during the three months ended March 31, 2019, respectively. There were no restricted shares awards granted during the three months ended March 31, 2018. There were 92,672 restricted stock units granted during the three months ended March 31, 2019, and none were vested or forfeited. There were no restricted stock units granted during the three months ended March 31, 2018. The grant date fair value of restricted shares awards and restricted stock units were based upon the closing market price of our common stock on the grant date.
Note 6. Income Taxes
The Company used an annual effective tax rate approach to calculate income taxes for the three months ended March 31, 2019 and 2018. The annual effective tax rate of approximately 0% differs from the federal statutory tax rate due primarily to providing a full valuation allowance on deferred tax assets.
At December 31, 2018, the Company had federal and California net operating loss (“NOL”) carryforwards of approximately $63.4 million. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), use of the Company’s NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling three-year period. The Company has not performed an analysis of changes in ownership for purposes of these Internal Revenue Code sections. Ownership changes could impact the Company’s ability to utilize NOL carryforwards remaining at an ownership change date. NOLs expire between 2034 and 2038. At December 31, 2018, the Company also had research and development tax credit carryforwards of approximately $2.3 million, which will expire in 2036 to 2038. Approximately $0.6 million of these research and development tax credit carryforwards are included in prepaid expenses and other current assets on the Company’s consolidated balance sheets at March 31, 2019 and December 31, 2018, as they are expected to be utilized in 2018 as a credit to offset payroll taxes. The remaining amount of research and development tax credit carryforwards are included in net deferred tax assets.

Note 7. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During each of the three months ended March 31, 2019 and March 31, 2018, the Company contributions to the plan amounted to $0.1 million.
Note 8. Related Party Transactions
The Company has a License Agreement and corresponding royalties incurred with AMF, which is also a stockholder of the Company. John Petrovich, a former member of the Company’s board of directors is the President, Chief Executive Officer, Senior Vice President, Business Development, and General Counsel of AMF. For additional information, see Note 3.
The Company incurred minimal amounts during each of the three months ended March 31, 2019 and 2018 to a scientific advisor who is also a non-management stockholder of the Company. There were no amounts payable to this advisor at March 31, 2019. Amounts payable to this advisor were minimal at December 31, 2018.
The Company incurred $0.1 million during the three months ended March 31, 2019, for engineering and design services to a company that is owned by a non-management stockholder of the Company. The Company incurred minimal amounts during the three months ended March 31, 2018. There were no amounts payable to this company at March 31, 2019. Amounts payable to this company were minimal at December 31, 2018.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 5, 2019.
Overview
We are a medical technology company that has developed and is commercializing an innovative and minimally invasive implantable neurostimulation system. Sacral neuromodulation (“SNM”) therapy is primarily used to treat patients with overactive bladder (“OAB”), including urinary urgency incontinence (“UUI”) and urinary urgency frequency (“UUF”), fecal incontinence (“FI”), and urinary retention (“UR”).
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
We believe our proprietary rechargeable SNM system (“r-SNM System”) offers significant advantages, including being the first and only rechargeable SNM system that is designed to be 60% smaller than existing technology and to last approximately 15 years. We believe our r-SNM System has the potential to disrupt and grow the estimated $650 million global SNM market in 2018, which is currently controlled by a single participant.
We currently have marketing approvals in Europe, Canada, and Australia for OAB, FI, and UR. On December 3, 2018, we submitted a literature-based pre-market approval (“PMA”) application to the U.S. Food and Drug Administration (“FDA”) for OAB and UR. This literature-based PMA was based on reasonable safety and effectiveness data from a literature review. In this PMA filing, we submitted existing literature reporting on the InterStim II System (“InterStim II”). In addition to the technical specifications, testing data and published literature, we included one-year follow-up data from our 51-patient RELAX-OAB European post-market clinical follow-up study to support the PMA, and subsequently provided the FDA with the clinical results on the first 60 patients to reach their six-month primary endpoint from our ARTISAN-SNM pivotal study. Since the original PMA submission in December 2018, we have submitted various amendments to the PMA. These amendments include data in support of conditional full-body magnetic resonance imaging (“MRI”) labeling and complete three-month and six-month clinical data from the ARTISAN-SNM study. On March 1, 2019, we submitted a new literature-based PMA seeking approval for FI. This PMA is also based on an existing literature review of Interstim II. Typically, the PMA review process takes six to 18 months, with the duration depending on a variety of factors.
We will continue to maintain our core strategy of pursuing what is, in our view, the most expeditious pathway within the PMA processes to achieving FDA clearance to market our r-SNM System in the United States. Specifically, it is our understanding that our submission of a literature-based PMA did not impact the timing or process of potentially achieving FDA approval of our r-SNM System based on clinical data from our ARTISAN-SNM pivotal study. Additionally, it is our understanding that the submission of complete clinical data from our ARTISAN-SNM pivotal study did not impact the schedule for the FDA’s review of our literature-based PMA or potentially achieving FDA approval of our r-SNM System throughout that process.  The literature-based PMA filing now includes the data from all 129 subjects treated in the ARTISAN-SNM pivotal study and we believe that the question-response process between us and the FDA will prove beneficial in the overall PMA review process. We have retained the option to file a PMA submission at any time based on the ARTISAN-SNM pivotal study data and additional required information, or to rely solely on the literature-based application currently under review, whichever appears to represent, in our judgment, the most efficient and timely pathway to approval.
Since we commenced operations in late 2013, our activities have consisted primarily of developing our r-SNM System, conducting our RELAX-OAB post-market clinical follow up study in Europe and our ARTISAN-SNM pivotal study in the United States and Europe, filing for regulatory approvals, and initiating commercial efforts in Europe and Canada.
In the future, if our r-SNM System is approved in the United States, we expect to generate revenue from product sales. Our ability to generate revenue and become profitable will depend on our ability to successfully commercialize our r-SNM System and any product enhancements we may advance in the future. Although we have begun limited commercial activities in Europe and Canada, our main priority is the United States, where we expect to begin to commercialize and market our r-SNM System and generate revenue from product sales if and when approved by the FDA. We plan to establish a significant commercial infrastructure in anticipation of potential FDA approval of our r-SNM System and make significant investments to build our sales and marketing organization by hiring dedicated sales personnel, including sales representatives, sales managers and clinical support personnel to market our product in markets throughout United States and Canada. In particular, we are in the process of hiring a specialty sales force of approximately 100 sales professionals, regional sales managers and clinical support specialists in advance of the anticipated commercial launch of our r-SNM System in the United States, which will continue to significantly increase our sales and marketing expense. In addition, we plan to strategically expand into certain international markets in Europe. If we are unable to accomplish any of these objectives, it could have a significant negative impact on our future revenue. If we fail to generate revenue in the future, our business, results of operations, financial condition, cash flows, and future prospects would be materially and adversely affected.
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

We currently outsource the manufacture of certain components of our r-SNM System. We plan to continue with an outsourced manufacturing arrangement for certain of our r-SNM System components for the foreseeable future. We believe that our contract manufacturers are recognized in their field for their competency to manufacture the respective portions of our r-SNM System and have quality systems established that meet FDA requirements. We believe the manufacturers we currently utilize have sufficient capacity to meet our launch requirements and are able to scale up their capacity relatively quickly with limited capital investment.
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
We incurred net losses of $13.1 million for the three months ended March 31, 2019, and had an accumulated deficit of $112.8 million as of March 31, 2019. As of March 31, 2019, we had available cash, cash equivalents and short-term investments of approximately $144.2 million, current liabilities of approximately $6.7 million, and long-term liabilities of approximately $21.4 million.
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
AMF License Agreement
On October 1, 2013, we entered into a license agreement (the “License Agreement”) with the Alfred E. Mann Foundation for Scientific Research (“AMF”), pursuant to which AMF granted us a royalty-bearing, sublicensable license to certain patents and know-how (the “AMF IP”), relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (altogether, the “AMF Licensed Products”). The license to the AMF IP allows Axonics to make, have made, lease, offer to lease, use, sell, offer for sale, market, promote, advertise, import, research, develop and commercialize the AMF Licensed Products worldwide for the treatment of:

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
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF the greater of (i) 4% of all net revenue derived from the AMF Licensed Products, and (ii) a minimum annual royalty (the “Minimum Royalty”), payable quarterly. The Minimum Royalty will automatically increase each year after 2018, subject to a maximum amount of $200,000 per year. As of March 31, 2019, we have accrued minimal royalties toward the Minimum Royalty. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.
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
Since we commenced operations in late 2013, our activities have consisted primarily of developing our r-SNM System, conducting our RELAX-OAB post-market clinical follow up study in Europe and our ARTISAN-SNM pivotal study in the United States and Europe, filing for regulatory approvals, and initiating commercial efforts in Europe and Canada. In the future, if our r-SNM System is approved in the United States, we expect to generate revenue from product sales. Our ability to generate revenue and become profitable will depend on our ability to successfully commercialize our r-SNM System and any product enhancements we may advance in the future. Although we have begun limited commercial activities in Europe and Canada, our main priority is the United States, where we expect to begin to commercialize and market our r-SNM System and generate revenue from product sales if and when approved by the FDA. We plan to establish a significant commercial infrastructure in anticipation of potential FDA approval of our r-SNM System. We expect to derive future revenue by increasing patient and physician awareness of our r-SNM System, hiring our own dedicated sales force, and obtaining additional regulatory approvals. In addition, we plan to strategically expand into favorable international markets. If we are unable to accomplish any of these objectives, it could have a significant negative impact on our future revenue. If we fail to generate revenue in the future, our business, results of operations, financial condition, cash flows, and future prospects would be materially and adversely affected.
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
Research and Development Expenses
The largest component of our total operating expenses has historically been research and development expenses. Research and development expenses consist primarily of employee compensation, including stock-based compensation, product development, including testing and engineering, and clinical studies to develop and support our r-SNM System, including clinical study management and monitoring, payments to clinical investigators, and data management. Other research and development expenses include consulting and advisory fees, travel expenses, and equipment-related expenses and other miscellaneous office and facilities expenses related to research and development programs. Research and development costs are expensed as incurred. We expect to continue incurring research and development expenses in the future as we develop next generation versions of our r-SNM System and continue to expand our clinical studies to potentially add additional indications and expand to new markets. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.

 The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Personnel related	$2,531	$1,835
Clinical development	433	772
Contract fabrication and manufacturing	521	1,048
Contract R&D and consulting	373	657
Other R&D expenses	361	231
Total R&D expenses	$4,219	$4,543
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee compensation, including stock-based compensation, trade shows, booth exhibition costs, and the related travel for these events. Other sales and marketing expenses include consulting and advisory fees. In anticipation of potential FDA approval, we expect sales and marketing expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our expected growth in revenue. In particular, we are in the process of hiring a specialty sales force of approximately 100 sales professionals, regional sales managers and clinical support specialists in advance of the anticipated commercial launch of our r-SNM System in the United States, which will continue to significantly increase our sales and marketing expense. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term primarily as, and to the extent, our revenue grows.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table shows our results of operations for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,		Period to Period Change
	2019	2018
Net revenue	$1,077	$—	$1,077
Cost of goods sold	548	—	548
Gross profit	529	—	529
Gross Margin	49.2%	—
Operating Expenses
Research and development	4,219	4,543	(324)
General and administrative	4,015	1,435	2,580
Sales and marketing	5,914	548	5,366
Total operating expenses	14,148	6,526	7,622
Loss from operations	(13,619)	(6,526)	(7,093)
Other Income (Expense)
Interest income	1,034	71	963
Interest and other expense	(532)	(149)	(383)
Other income (expense), net	502	(78)	580
Loss before income tax expense	(13,117)	(6,604)	(6,513)
Income tax expense	—	—	—
Net loss	(13,117)	(6,604)	(6,513)
Foreign currency translation adjustment	(10)	(1)	(9)
Comprehensive loss	$(13,127)	$(6,605)	$(6,522)

Net Revenue
Net revenue was $1.1 million for the three months ended March 31, 2019 and was derived from the sale of our r-SNM Systems to customers in Europe and Canada. We recorded no net revenue for the three months ended March 31, 2018.
Cost of Goods Sold and Gross Margin
We incurred $0.5 million of cost of goods sold for the three months ended March 31, 2019. Gross margin was 49.2% in the three months ended March 31, 2019. We recorded no cost of goods sold for the three months ended March 31, 2018.
Research and Development Expenses
Research and development expenses decreased $0.3 million, or 7.1%, to $4.2 million in the three months ended March 31, 2019, compared to $4.5 million in the three months ended March 31, 2018. The decrease in research and development expenses was primarily attributable to a decrease of $0.5 million in contract fabrication and manufacturing costs, a decrease of $0.3 million in clinical development costs to demonstrate the safety and effectiveness of our r-SNM System and to support regulatory submissions, and a decrease of $0.3 million in contract research and development and consulting expenses, partially offset by an increase of $0.7 million in personnel costs including salaries and wages, stock-based compensation, and other employee-related benefits.

General and Administrative Expenses
General and administrative expenses increased $2.6 million, or 179.8%, to $4.0 million in the three months ended March 31, 2019, compared to $1.4 million in the three months ended March 31, 2018, primarily as a result of an increase of $1.2 million in personnel costs including salaries and wages, stock-based compensation, and other employee-related benefits, an increase of $0.9 million in legal and consulting costs, and an increase of $0.2 million in rent expense.
Sales and Marketing Expenses
Sales and marketing expenses increased $5.4 million, or 978.7%, to $5.9 million in the three months ended March 31, 2019, compared to $0.5 million in the three months ended March 31, 2018. The increase in sales and marketing expenses was primarily due to an increase of $3.8 million related to personnel costs including salaries and wages, stock-based compensation, and other employee-related benefits, related to increased headcount in anticipation of the commercial launch of our r-SNM System in the United States, an increase of $0.7 million in travel expenses, and an increase of $0.5 million related to expenses for general marketing expenses, conferences and tradeshows.
Other Income (Expense), Net
Other income, net was $0.5 million in the three months ended March 31, 2019, consisting primarily of interest income earned on cash equivalents and short-term investments, partially offset by interest expense incurred related to the Loan Agreement with Silicon Valley Bank. Other expense, net was $0.1 million in the three months ended March 31, 2018, consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank, partially offset by interest income earned on cash equivalents and short-term investments.
Income Tax Expense
We recorded no income tax expense for the three months ended March 31, 2019 and 2018.
Liquidity and Capital Resources
Since we commenced operations in late 2013, we have devoted substantially all of our resources to research and development activities related to our r-SNM System, including clinical and regulatory initiatives to obtain marketing approvals. Additionally, to date, revenue generated from product sales has had minimal impact on our operations, and we have never been profitable. While we have received regulatory approval in Europe, Canada, and Australia for OAB, FI, and UR, our main commercial priority is the United States, where we expect to begin to commercialize and market our r-SNM System initially for the treatment of OAB and UR, and generate revenue from product sales if and when approved by the FDA. In addition to the United States, we expect to expend capital resources pursuing commercial operations in Europe, Canada, and Australia, the amount and timing of which will depend on a variety of factors, including the size of the developed market for SNM therapy, burdens to entry in any such country or region, and other factors specific to certain respective countries and regions.
We incurred net losses of $13.1 million and $6.6 million for the three months ended March 31, 2019 and 2018, respectively, and had an accumulated deficit of $112.8 million as of March 31, 2019. In anticipation of potential FDA approval, we expect to spend a significant amount of our existing resources on sales and marketing activities as we begin to commercialize and market our r-SNM System in the United States. In particular, we are in the process of hiring a specialty sales force of approximately 100 sales professionals, regional sales managers and clinical support specialists in advance of the anticipated commercial launch of our r-SNM System in the United States, which will continue to significantly increase our sales and marketing expense.
As of March 31, 2019, we had cash, cash equivalents and short-term investments of $144.2 million. Since inception and prior to our IPO, we raised an aggregate of $114.2 million in gross proceeds from private placements of our preferred stock. On October 30, 2018, we completed our IPO by issuing 9,200,000 shares of common stock, at an offering price of $15.00 per share, for net proceeds of approximately $126.0 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Prior to the IPO, our primary sources of capital were equity financings and amounts borrowed under the Loan Agreement with Silicon Valley Bank. In February 2018, we received $10.0 million from the first tranche (“Tranche A”) of the Term Loan simultaneously with our entry in the Loan Agreement. In October 2018, we received the full $5.0 million from the second tranche (“Tranche B”) and the full $5.0 million from the third tranche (“Tranche C”). As of March 31, 2019, we had $21.5 million in outstanding borrowings, as discussed below under “Indebtedness.” If we raise additional funds by issuing equity securities, our stockholders could experience dilution. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing when needed to satisfy our liquidity requirements, we may be required to delay the commercialization and marketing of our r-SNM System.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in)
Operating activities	$(13,055)	$(6,618)
Investing activities	4,049	(161)
Financing activities	44	29,757
Effect of exchange rate changes on cash and cash equivalents	(10)	(1)
Net increase (decrease) in cash and cash equivalents	$(8,972)	$22,977
Net cash used in operating activities
Net cash used in operating activities was $13.1 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $13.1 million and a decrease in net operating assets of $1.5 million, partially offset by non-cash charges of $1.6 million. Net operating assets consisted primarily of inventory to support the anticipated commercial launch of our r-SNM System in the United States. Non-cash charges consisted primarily of stock-based compensation.
Net cash used in operating activities was $6.6 million for the three months ended March 31, 2018 and consisted primarily of a net loss of $6.6 million and a decrease in net operating assets of $0.3 million, partially offset by non-cash charges of $0.3 million. Net operating assets consisted primarily of inventory to support the commercial efforts in Europe and Canada. Non-cash charges consisted primarily of depreciation and amortization.
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $4.0 million for the three months ended March 31, 2019 and consisted primarily of sales and maturities of short-term investments, partially offset by purchases of short-term investments.
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2018 and consisted of purchases of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was minimal for the three months ended March 31, 2019.
Net cash provided by financing activities was $29.8 million for the three months ended March 31, 2018 and consisted primarily of $20.1 million of proceeds from the issuance of shares of our Series C preferred stock and $10.0 million of proceeds from our Term Loan with Silicon Valley Bank.
Indebtedness
In February 2018, we entered into the Loan Agreement with Silicon Valley Bank, which we and Silicon Valley Bank amended in October 2018, providing for the Term Loan. Pursuant to the Loan Agreement, we have drawn $20.0 million in three tranches of term loans, with such drawn obligations maturing on December 1, 2021.

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
Contractual Obligations
As a smaller reporting company, we are not required to provide the information required by Item 303(a)(5) of Regulation S-K.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 5, 2019. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2019.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
You should carefully consider the information described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 5, 2019. There have been no material changes to the risk factors described therein.
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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.     Exhibits.
EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

AXONICS MODULATION TECHNOLOGIES, INC.
Date: May 8, 2019	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Danny L. Dearen
Danny L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)