Form 10-K
period 2019-12-31
Axonics Modulation Technologies, Inc.
filed 2020-03-04
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)
☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $632.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $40.97 per share for such date.
As of March 2, 2020, 34,292,177 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed by the registrant within 120 days of December 31, 2019. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•	unanticipated safety concerns related to the use of our proprietary rechargeable sacral neuromodulation (“SNM”) system (“r-SNM System”);

•	U.S. Food and Drug Administration (“FDA”) or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;

•	intellectual property, product liability or other litigation against us, our third-party manufacturers or other parties on which we rely or litigation against our general industry;

•	any termination or loss of intellectual property rights;

•	any voluntary or regulatory mandated product recalls;

•	adverse developments concerning our manufacturers or suppliers or any future strategic partnerships;

•	introductions and announcements of new technologies by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	announcements of regulatory approval or disapproval of our r-SNM and any future enhancements to our r-SNM System;

•	adverse results from or delays in clinical studies of our r-SNM System;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	success or failure of competitive products or therapies in the SNM market;

•	changes in the structure of healthcare payment of our r-SNM System;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the medical technology industry and issuance of securities analysts’ reports or recommendations;

•	rumors and market speculation involving us or other companies in our industry;

•	sales of substantial amounts of our stock by directors, officers or significant stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions, including the size and growth, if any, of the market;

•	additions or departures of key personnel;

•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and

•	the results of any future legal proceedings.

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

PART I
Item 1. Business.
Overview
We are a medical technology company that has developed and is commercializing innovative and minimally invasive implantable sacral neuromodulation (“SNM”) systems used to treat patients with urinary urge incontinence (“UUI”) and urinary urgency frequency (“UUF”), together referred to as overactive bladder (“OAB”), fecal incontinence (“FI”), and non-obstructive urinary retention (“UR”). We believe our proprietary rechargeable SNM system (“r-SNM System”) has the potential to disrupt and grow the approximately $650 million, as of 2018, global SNM market, which has historically been served by Medtronic plc (“Medtronic”), as a single participant.
Our r-SNM System delivers mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of bladder and bowel dysfunction. We believe our proprietary r-SNM System offers significant advantages, including being the first and only rechargeable SNM system. It is designed to last approximately 15 years and is 60% smaller than the InterStim II System (“InterStim II”), which is the only other approved SNM product and is marketed by Medtronic.
Since we commenced operations in late 2013, our activities have consisted primarily of developing our r-SNM System, conducting our RELAX-OAB post-market clinical follow-up study in Europe and our ARTISAN-SNM pivotal clinical study in the United States and Europe, filing for regulatory approvals and hiring and training our U.S. commercial team.
We have marketing approvals in Europe, Canada, and Australia for all relevant clinical indications and initiated limited commercial efforts in Europe and Canada in late 2018. Revenue in 2019 from international operations in select markets, including England, the Netherlands and Canada, was $5.4 million.
On September 6, 2019, our premarket approval (“PMA”) application for our r-SNM System for the treatment of FI was approved by the U.S. Food and Drug Administration (“FDA”) and on November 13, 2019, our PMA application for our r-SNM System for the treatment of OAB and UR was approved by the FDA. Accordingly, we began U.S. commercialization of our r-SNM System in the middle of the fourth quarter of 2019 and generated $8.4 million in revenue during that period.
We have a body of compelling clinical evidence that demonstrates the safety, effectiveness, and sustained benefits of our r-SNM System including two clinical studies relating to our r-SNM System: a European study, RELAX-OAB, and a U.S. pivotal study, ARTISAN-SNM. In June 2018, we completed the enrollment and implantation of 129 patients with UUI for our ARTISAN-SNM pivotal study. As of July 2019, all patients in our ARTISAN-SNM study reached their six-month endpoint and have also completed one-year post-implant follow up. These patients were evaluated at 14 centers in the United States and five in Europe. We determined the study’s primary endpoint to be the percentage of patients that had a therapeutic response, defined as at least a 50% reduction in the number of UUI episodes per day on a three-day bladder diary at six months post-implant.
Key highlights of our ARTISAN-SNM pivotal study are as follows:

•	The study has passed the six-month primary endpoint and completed one-year follow up;

•
At six months, 116 of the 129 implanted patients, or 90%, were therapy responders and the study has met all additional primary and secondary efficacy endpoints. At one year, 115 of the 129 implanted patients, or 89%, continued to be therapy responders;

•	At six months, 93% of all implanted patients reported being “satisfied” with the therapy, and at one year, 93% of all implanted patients continued to report being “satisfied” with the therapy; and

•	No serious device-related adverse events have been reported.
Our European RELAX-OAB study that began in June 2016 evaluated 51 patients at seven sites in Europe that suffered from OAB subtypes UUI and/or UUF. The 12-month results were published in the peer-reviewed Journal of Neurourology and Urodynamics in January 2019. All patients were evaluated to determine if they were therapy responders, which was defined as showing at least a 50% reduction in the number of average leaks or voids per day or a reduction to less than eight voids per day, in each case on a three-day bladder diary, at various times post-implant. We are following patients out to two years in this study and may follow patients out to five years at selected study sites.
Key highlights of our European RELAX-OAB study are as follows:

•	The study has completed one-year follow-ups and two-year follow-ups;

•	Therapy responder rate at 12 months for the 43 patients who continued with study follow-up was 94% for test responders and 72% for all implanted patients;

•	At 12 months, 84% of test responders and 77% of all implanted patients were “very” or “moderately” satisfied with the therapy provided by our r-SNM System; and

•	No serious device-related adverse events have been reported.
OAB and FI are dysfunctions, rather than diseases, with a complex group of symptoms that frequently overlap and may be caused by a diverse set of underlying conditions. These dysfunctions affect individuals of both sexes and all ages. OAB causes a sudden urge to urinate that may be difficult to stop, and could lead to the involuntary leakage of urine. In the United States and Europe, based on phone-based surveys as published in clinical literature, an estimated 87 million adults suffer from OAB. Additionally, we estimate that 40 million adults suffer from FI in the United States and Europe. The primary types of bladder and bowel dysfunction are as follows:

•	UUI is the sudden need to urinate accompanied by involuntary leakage of urine, regardless of frequency;

•	UUF is the sudden need to urinate an abnormal number of times, typically more than eight times per day;

•	UR is the inability to completely or partially empty the bladder; and

•	FI is the inability to control bowel function that could lead to involuntary or accidental leakage from the rectum.
Symptoms of bladder and bowel dysfunction can have debilitating impacts on social, occupational, and daily activities, which can lead to loss of self-confidence, depression, anxiety, and decreased sexual function and marital satisfaction. Comorbidities, which are generally more prevalent in patients with bladder and bowel dysfunction, may include falls and fractures, urinary tract infections, skin infections, vulvovaginitis, and cardiovascular and central nervous system pathologies. Left untreated, the effects of these dysfunctions impose a significant cost to society and place a high burden on healthcare systems.
We believe that SNM therapy is an effective treatment alternative for bladder and bowel dysfunction patients whose symptoms have not been adequately resolved by first and second line therapies. We believe that approximately two-thirds of patients in the United States with bladder and bowel dysfunction that are treated with SNM therapy have either UUI alone, UUI in combination with FI or another subtype of OAB. We believe that approximately 85% of the SNM addressable market for OAB consists of female patients. Anatomical and physiological differences in the lower urinary tract of males and females may help to explain these variations.
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
SNM therapy has been commercially available in the United States for over 20 years and has been clinically proven to provide a safe, effective, reversible, and long-lasting solution. According to a study published in the Journal of Neurourology and Urodynamics, Siegel et al. in 2014, SNM therapy is the only third-line therapy for OAB that has objectively demonstrated superior efficacy to standard OAB medical therapy. Relative to the other third-line therapies such as onabotulinumtoxinA (“BOTOX”) injections and percutaneous tibial nerve stimulation (“PTNS”) we believe SNM therapy has therapeutic advantages that include better efficacy and patient compliance.
We believe that our r-SNM System offers similar therapeutic benefits and competitive advantages to the only currently available SNM technology, InterStim II, offered by Medtronic. We believe that our r-SNM System is the first and only system for SNM therapy with a rechargeable implantable neurostimulator (“INS”) that is designed to last approximately 15 years. As a result, patients implanted with our r-SNM System do not need to undergo replacement surgery every three to five years, as is the case for patients implanted with InterStim II, potentially reducing the risks of surgery and associated infections. We also received CE Mark for our r-SNM System for 1.5T/3.0T MRI full-body conditional labeling on February 22, 2019 and FDA approval for our r-SNM System for 1.5T MRI full-body and 3.0T head conditional labeling on September 6, 2019. Our r-SNM System allows full-body MRI scans and head scans under certain conditions, which avoids the risk and burden associated with the explant procedure that a patient may be subjected to should the patient require an MRI scan for a body part other than the head, which is currently required for patients implanted with InterStim II. This full-body MRI feature may allow more patients to choose SNM therapy to treat their bladder and bowel dysfunction. In addition, we believe patients who have historically resisted SNM therapy because of the required multiple surgeries may be more inclined to be treated by our r-SNM System. Further, by reducing the number of replacement surgeries, physicians and facilities can utilize their resources more efficiently. Finally, our technology has the potential to significantly reduce overall costs to the healthcare system. In 2016, we commissioned a study that concluded that a rechargeable SNM system with a 15-year battery life could potentially reduce overall U.S. healthcare costs by up to $12 billion over a 15-year horizon.
We have designed and developed a proprietary method protected by patents, know-how, and trade secrets that enables us to combine ceramic and titanium to fabricate the INS enclosure of our r-SNM System. This method enables us to incorporate a significantly smaller battery and recharging coil into our INS, which enables us to provide a smaller sized implant that is half the weight of InterStim II, charges wirelessly and communicates wirelessly with the external components of our r-SNM System. In addition, we engineered the INS to deliver constant-current stimulation, which automatically adjusts stimulation based on changes to impedance that occur as the implanted lead scars into the body, which we expect will provide a more consistent and reliable therapy over time and reduce patient and physician management of the therapy. Our r-SNM System also includes an easy-to-use patient remote control. Finally, we designed and custom built a clinician programmer that guides the implanting physician through electrode placement and stimulation programming.
We intend to continue to invest in research and development activities focused on improvements and enhancements to our r-SNM System. Our goals include introducing a second generation INS that extends the time between recharging sessions from once every one to two weeks to once a month, incorporating a modified header that allows us to connect our INS to an already implanted InterStim II lead, and over time, expanding the suite of product solutions available for SNM therapy, including a non-rechargeable SNM device that utilizes a primary cell battery.
Our r-SNM System consists of several components and accessories that provide a smoothly integrated, long-lasting, intuitive, and easy-to-use system. The miniaturized INS is a five cubic centimeter, rechargeable implantable stimulator designed to provide stimulation through a tined four-electrode lead. SNM therapy generally consists of two phases, an evaluation period, also called the external trial period, which typically lasts a few days to a few weeks, and a permanent implant for those patients who experience a successful external trial period. The permanent implant procedure typically occurs in a hospital or an outpatient setting and includes implantation of the INS and, if a temporary lead was used for the external trial period, implantation of the permanent lead. The INS is inserted through a small incision into a pocket in the subcutaneous fat of the upper buttocks, and the lead body is tunneled to the INS pocket and connected to the INS. The INS is programmed by, and wirelessly communicates with, the clinician programmer, at a range of up to approximately three feet. The patient has the ability to adjust stimulation intensity up or down or switch on or off, using a discrete, small and easy-to-use wireless remote control that communicates with the device at a range of up to approximately three feet. The INS charges wirelessly for approximately one hour once every one to two weeks under normal use conditions.
The market for SNM therapy is large and growing. We believe our initial target market consists of approximately four million adults in the United States and Europe who suffer from symptoms of either bladder or bowel dysfunction, who have already failed first and second line therapies and are readily treatable with, and eligible candidates for, SNM therapy. Further, we estimate that the global annual addressable SNM market is presently approximately one percent penetrated. We believe this represents a compelling opportunity for our r-SNM System to capture market share and further penetrate and grow the current U.S. market.

We estimate that the global SNM market was approximately $650 million in 2018, which represents approximately 45,000 patient implants, including an estimated 10,000 patients receiving replacement implants. We believe that nearly 90% of sales in this market are generated in the United States.
We focus the significant majority of our sales and marketing efforts in the United States where reimbursement for SNM therapy is well established and covered by most major U.S. insurers, including Medicare. We hired and trained a dedicated direct sales organization, comprised of approximately 100 sales professionals, 11 regional sales managers and 48 clinical specialists. We are initially targeting the estimated top 1,000 physicians that represent a majority of the implant volume in the United States. We estimate that approximately 80% of U.S. implant volume is generated by these 1,000 physicians.
On October 1, 2013, we entered into a license agreement (the “License Agreement”), with the Alfred E. Mann Foundation for Scientific Research (“AMF”), pursuant to which AMF licensed us certain patents and know-how (“AMF IP”), relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (“AMF Licensed Products”).
Our Success Factors
We believe that continued growth of our company will be driven by the following success factors:

•
Large and growing SNM market with established coverage and reimbursement. SNM treatment for OAB, FI, and UR is a well-established therapy. Since the first FDA-approved SNM device, the InterStim I System, was introduced in 1997, we estimate hundreds of thousands of patients have been implanted worldwide with such system and its successor InterStim II. In 2018, we believe that approximately 45,000 patients were implanted with SNM therapy, including an estimated 10,000 patients receiving replacement implants, corresponding to an approximately $650 million global annual addressable SNM market and approximately 8% year-over-year growth. With the global SNM market currently estimated to be approximately one percent penetrated, we believe that the introduction of a new and highly differentiated SNM solution has the potential to grow the market in excess of historical size and growth rates. In addition, because SNM therapy has been widely used in patients for over 20 years in the United States, which we believe makes up nearly 90% of the sales in the global SNM market, reimbursement codes and payments are well-established and the procedure is covered by most major U.S. insurers.

•
Long-term solution offering material benefits to patients, physicians, and payors. We believe that our r-SNM System is the first and only system for SNM therapy with a rechargeable INS battery that is designed to last approximately 15 years. As a result, patients implanted with our r-SNM System do not need to undergo replacement surgery every three to five years, as is the case for patients implanted with InterStim II, which is not a rechargeable system. We believe a rechargeable system will significantly improve a patient’s experience and reduce the risks of surgery and associated infections. In addition, by reducing the number of replacement surgeries, physicians and facilities can utilize their resources more efficiently. Our r-SNM System also allows full-body MRI scans under certain conditions, which avoids the risk and burden associated with the explant procedure that a patient may be subjected to should the patient require an MRI scan for a body part other than the head, which is currently required for patients implanted with InterStim II. Finally, we believe that our technology has the potential to significantly reduce overall costs to the healthcare system. In 2016, we commissioned a study, which concluded that a rechargeable SNM system with a 15-year battery life could potentially reduce overall U.S. healthcare costs by up to $12 billion over a 15-year horizon.

•
Significant competitive and functional advantages over the only other approved SNM device. We believe that our r-SNM System’s innovative and proprietary design offers significant competitive and functional advantages over InterStim II. Our proprietary method of combining ceramic and titanium to fabricate the INS enclosure enables us to incorporate a significantly smaller recharging coil into our INS, which offers benefits such as 60% smaller size and half the weight of InterStim II and enhanced communication range. In addition, our r-SNM System employs constant current which automatically adjusts stimulation based on changes to impedance that occur as the implanted lead scars into the body, which we expect will provide a more consistent and reliable therapy over time and reduce patient and physician management of the therapy. Further, our r-SNM System is differentiated by significant wireless charging benefits and an easy-to-use patient remote control. Finally, we designed and custom built a clinician programmer that guides the implanting physician through electrode placement and stimulation programming. Our clinician programmer allows physicians to connect to a patient’s INS, while the patient is in the physician’s care, to access key therapy data that is stored and maintained on the INS.

•
Strong clinical data. We have a body of compelling clinical evidence that demonstrates the safety and effectiveness of our r-SNM System. In our clinical work to date, we have implanted 180 patients in the United States and Europe. Our ARTISAN-SNM pivotal study is evaluating 129 patients with UUI. In the six-month results, therapy response rate was 90% for all patients, and at one year the response rate was maintained at 89% for all patients. Our European study, RELAX-OAB, evaluated 51 patients that suffered from UUF and UUI. The therapeutic response rate at 12 months for the 43 patients who continued with study follow-up was 94% for test responders and 72% for all implanted patients. We intend to follow patients for at least two years for both of our clinical studies. We believe clinical data is important and will be key to driving broad-based adoption of our r-SNM System.

•
Substantial sales and clinical field teams. We hired and trained a dedicated direct sales organization, comprised of approximately 100 sales professionals, 11 regional sales managers and 48 clinical specialists. We used the time between our initial public offering and the commercial launch of our r-SNM System in the United States to recruit and hire, then rigorously train, a highly qualified sales and clinical staff. We anticipate that this investment in our sales force will enable us to compete effectively and gain market share, as we expect relationships, expertise and patient outcomes will be important factors in the widespread adoption of our r-SNM System.

•
A deep understanding of our target market with a sole focus on SNM. We formed our company by assembling an experienced team with significant in-depth knowledge of our target market. From the outset, we spent significant time understanding the unmet needs of patients and physicians through patient field studies and early engagement of physicians and key opinion leaders. By utilizing this market knowledge and focusing solely on SNM, we have been able to navigate the development and regulatory requirements for our r-SNM System in an efficient manner. Since we commenced operations in late 2013, we have received PMAs for OAB, UR and FI in the United States from the FDA and marketing approval in Europe, Canada, and Australia for OAB, FI, and UR. This pure-play SNM focus also allows us to efficiently manage our research and development activities to further innovate and enhance our r-SNM System.

•
Comprehensive and broad intellectual property portfolio. Our r-SNM System is supported by a nucleus of issued patents and patent applications that we license from AMF pursuant to the License Agreement. In addition to that nucleus, we have created a substantial portfolio of wholly owned intellectual property, which includes patents, know-how and trade secrets that are embodied by our r-SNM System. As of December 31, 2019, we wholly owned 25 issued U.S. patents and 65 issued foreign patents, and 18 pending U.S. patent applications and 51 pending foreign patent applications. We also license from AMF 29 issued U.S. patents and three pending U.S. patent applications, as well as 58 issued foreign patents and 14 pending foreign patent applications. Issued patents owned or used by us will expire between 2021 and 2039.

•
Experienced management team. Our senior management team has over 140 years of combined experience in the medical technology industry. They have a track record of successfully bringing products to market, with significant expertise in development, regulatory approval and commercialization activities.

Our Strategy
Our goal is to become a global leader in providing an effective and long-term solution to patients with OAB and FI. To achieve this goal, we are pursuing the following strategies:

•
Continue to promote awareness of our r-SNM System among healthcare providers. We believe that of the approximately 47,000 physicians addressing OAB and FI in the United States, only approximately 2,000 are trained to perform, or are actively performing, SNM procedures. In the near-term, we plan to focus on converting the estimated 1,000 physicians who represent a majority of the implant volume in the United States to switch to our r-SNM System. We intend to help physicians in their direct-to-patient outreach, and may in the future engage in our own direct-to-patient marketing initiatives. We believe this will expand the number of patients undergoing SNM procedures.

•
Continue to develop a commercialization infrastructure with a dedicated direct sales team. We intend to focus the significant majority of our sales and marketing efforts in the United States since we believe that nearly 90% of the annual global SNM sales are generated in this market. Our priority is to target high-volume implant centers. We hired and trained a dedicated direct sales organization, comprised of approximately 100 sales professionals, 11 regional sales managers and 48 clinical specialists.

•
Continuously innovate to introduce enhanced SNM product offerings and pursue expanded indications. We intend to continue to invest in research and development activities focused on improvements and enhancements to our r-SNM System. Our goals include introducing a second generation INS that extends the time between recharging sessions from once every one to two weeks to once a month, incorporating a modified header that allows us to connect our INS to an already implanted InterStim II lead, and over time, expanding the suite of product solutions available for SNM therapy, including a non-rechargeable SNM device that utilizes a primary cell battery.

•
Further penetrate our initial target market by promoting patient and practice awareness. Currently, we estimate that approximately one percent of the four million OAB and FI patients that make up the annual global addressable SNM market are implanted with an SNM device. We believe that there are several factors that influence this light penetration of the market. First, although patients may be familiar with SNM as an alternative therapy, patients who elect not to have the procedure do so because of the limitations of the existing technology, such as the potential for multiple INS replacement surgeries and the large device size. Second, we believe there is a large potential patient population that suffers from OAB and/or FI and is unaware of third-line therapies such as SNM. We believe that a very low percentage of physician specialists that treat patients with symptoms of OAB and/or FI are actively performing SNM procedures. We intend to educate physicians that are unfamiliar with or do not utilize SNM therapy on the benefits on SNM therapy and the advantages of our r-SNM System. We also intend to increase physician awareness through engagement and continued publication of scientific data in peer reviewed journals. Further, we intend to engage individuals who suffer from OAB and FI symptoms through direct patient outreach.

Our Market
We believe our initial target market consists of approximately four million adults in the United States and Europe who suffer from symptoms of either bladder or bowel dysfunction, who have already failed first and second line therapies and are readily treatable with, and eligible candidates for, SNM therapy. Specifically, we believe this four million adult market consists of approximately three million adults with symptoms of bladder dysfunction and approximately one million adults with symptoms of bowel dysfunction within these regions. While we anticipate expanding into other geographic regions over time, such as Canada and Australia, we are initially focusing on the United States and Europe due to larger overall market size and greater prevalence of bladder and bowel dysfunction.
The market for SNM therapy is large and growing. We believe that the global SNM market was approximately $650 million in 2018, which we believe is comprised of sales of SNM systems for the treatment of UUI, UUF, FI, and UR, and is growing at an approximate rate of 8% year-over-year. We believe this represents approximately 45,000 patient implants, including an estimated 10,000 patients receiving replacement implants, with nearly 90% of sales in this market being generated in the United States and approximately 85% of sales revenue coming from new implant volume. Further, we estimate that the global annual addressable SNM market is presently approximately one percent penetrated. We estimate the global annual SNM market will continue to increase for the foreseeable future driven by increased awareness and education of SNM as a therapy alternative, greater expectations for quality of life, and improved patient attitudes toward receiving medical attention. In addition, market growth could accelerate due to more than one medical device company being focused on this market, new innovation for SNM therapy, and other potential products being introduced to physicians and patients. We believe that this represents a compelling opportunity for our r-SNM System to capture market share and further penetrate and grow the existing market.

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
Although the study and surveys date back approximately twenty years, we believe these surveys are still representative of the prevalence of OAB in the United States and Europe. Obesity and diabetes are frequent risk factors associated with OAB and we believe that the increase in this high-risk population is one of the factors that have driven continued growth in the prevalence of OAB. According to the Center for Disease Control (“CDC”), 11 states in 2000 had prevalence of obesity that exceeded 22% and this increased to 36 states that exceeded 26% by 2015. The CDC saw similar conclusions with the increase in diabetes prevalence, where in 2000, approximately half of the states had a prevalence of less than six percent, and by 2015, 27 states had exceeded nine percent.
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

Overview of Fecal Incontinence
FI is the inability to control bowel function, causing involuntary or accidental leakage from the rectum. Stimulation of the sacral nerves can reduce incontinence episodes, urgency, and frequency in people suffering from FI, and is an approved therapy for the treatment of FI in the United States and Europe. Moreover, a significant population of people suffering from FI also exhibit symptoms of OAB. SNM therapy can alleviate symptoms in patients suffering from either or both OAB and FI. We believe approximately 60% of people with FI exhibit idiopathic symptoms or experience FI as result of obstetric or surgical injury or other prior trauma, all of which can be treated with SNM therapy.
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
Third-Line Therapies
Sacral Neuromodulation
Historically, SNM therapy has been the most common form of third-line therapy treatment for OAB. InterStim II, the only other currently available SNM system, was approved to treat the symptoms of OAB by the FDA in 2005, and to treat the symptoms of FI by the FDA in 2011, and its predecessor, InterStim, was approved to treat the symptoms of OAB by the FDA in 1997 and 1999 for UUI and UUF, respectively. These systems have been implanted in hundreds of thousands of patients worldwide, with a majority of all implants having taken place in the United States. In 2018, approximately 45,000 patients were implanted with these systems, including an estimated 10,000 patients receiving replacement implants.
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
Our Solution
We believe that our proprietary r-SNM System provides a minimally invasive, effective, and long-lasting solution for SNM therapy to treat patients with bladder and bowel dysfunction. We have marketing approvals in Europe, Canada, and Australia for all relevant clinical indications. On September 6, 2019, our PMA application for our r-SNM System for the treatment of FI was approved by the FDA and on November 13, 2019, our PMA application for our r-SNM System for the treatment of OAB and UR was approved by the FDA.
Our r-SNM System includes two implantable components and various external components.
Implantable Components for Patient

•
Miniaturized rechargeable INS, which houses the electronics for the device. It is five cubic centimeters and is intended to provide one to two weeks of battery life between charges under normal use conditions.

•	Tined four-electrode lead, which delivers current-controlled stimulation to the targeted sacral nerve. The tines help anchor the lead in its desired position.
Implantable Neurostimulator

Axonics
SN AX1H150361
UNITED STATES OF AMERICA
IN GOD WE TRUST
LIBERTY
D
QUARTER DOLLAR

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
Benefits of our r-SNM System
We believe that our innovative and proprietary r-SNM System offers competitive advantages to InterStim II, including the following important benefits:

•	Long-term solution. The battery is designed to last 15 years.

•
Material benefits to physicians and payors. We believe our r-SNM System has the potential to enable physicians and facilities to utilize their resources more efficiently and significantly reduce overall costs to the healthcare system.

•	Smaller and lighter implantable neurostimulator. Our INS is approximately 60% smaller than and half the weight of InterStim II.

•
Constant current. Our r-SNM System delivers constant-current stimulation, which automatically adjusts stimulation based on changes to impedance that occur as the implanted lead scars into the body, which we expect will provide a more consistent and reliable therapy.

•	Improved patient experience. Our r-SNM System charges wirelessly and includes a discrete, small and easy-to-use remote control.

•
Simplified physician implantation and programming. Our clinician programmer guides the implanting physician through electrode placement and stimulation programming and enables physicians to access key data from the patient’s INS.

•
Full-body MRI scan labeling. Our r-SNM System allows for full-body MRI scans. We believe that this feature will eliminate the risk and burden associated with the explant procedure that a patient may be subjected to when the patient needs an MRI scan for a body part other than the head, which is currently required for patients implanted with InterStim II. Additionally, 1.5T full-body MRI scans can be done in normal operating mode with no additional whole-body specific absorption rate limitation, allowing efficient MRI scans to be performed on any body part.
Overview of our External Trial System
Our external trial system (“ETS”) can be used during an evaluation period by a physician to determine if a patient is a good candidate for SNM therapy. This system includes a disposable external stimulation device, a disposable implantable lead, and a patient remote control. The external stimulation device is comprised of a temporary, non-rechargeable, current controlled pulse generator. The temporary implantable lead has a single electrode. Unlike InterStim II, the remote control used in the ETS is the same remote control used in our permanent r-SNM System. In addition, our ETS can be used for a bilateral percutaneous nerve evaluation trial or a tined lead evaluation trial. In July 2018, we received the CE Mark for our ETS, and in September 2019, we received FDA approval for our ETS.
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
Treatment with our r-SNM System
Patient Selection
SNM therapy is an approved therapy for patients with symptoms of bladder and bowel dysfunction. This therapy is not intended for patients with a mechanical obstruction such as benign prostatic hyperplasia, a tumor, or urethral stricture. Further, the therapy is not indicated for pregnant women, or pediatric use.
SNM therapy for bowel dysfunction is indicated for patients who are not candidates for more conservative treatments. The therapy is not indicated for pregnant women, or pediatric use.

Implantation
Before receiving our r-SNM System, a patient in the United States typically undergoes an external trial period.
External Trial Period
The short external trial procedure, which typically lasts approximately 30 minutes, is generally performed in the office or outpatient setting and typically involves a percutaneously placed lead, which a physician implants near the targeted sacral nerve using a needle, with the location confirmed utilizing fluoroscopy and intraoperative muscle responses evoked by test stimulation. The lead is then connected to a temporary, disposable external trial system which provides stimulation for the therapy. The trial period can last between a few days and several weeks after which the physician evaluates the effectiveness of SNM therapy through several measures, including bladder or bowel episodes and patient satisfaction. Approximately 60-90% of patients proceed from trial stimulation to permanent implant depending on the trial type and patient selection.
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
Our Clinical Results and Studies
We have a body of compelling clinical evidence that demonstrates the safety, effectiveness, and sustained benefits of our r-SNM System. We have two clinical studies relating to our r-SNM System, a European study, RELAX-OAB, and a U.S. pivotal study, ARTISAN-SNM.
In June 2018, we completed the enrollment and implantation of 129 patients with UUI for our ARTISAN-SNM pivotal study. As of July 2019, all patients in our ARTISAN-SNM study reached their six-month primary endpoint and have also completed one-year post-implant follow up. These patients were evaluated at 14 centers in the United States and five centers in Europe. We determined the study’s primary endpoint to be the percentage of patients that had a therapeutic response, defined as at least a 50% reduction in the number of UUI episodes per day on a three-day bladder diary at six months post-implant.
Key highlights of our ARTISAN-SNM pivotal study are as follows:

•	The study has passed the six-month primary endpoint and completed one-year follow up;

•
At six months, 116 of the 129 implanted patients, or 90%, were therapy responders and the study has met all additional primary and secondary efficacy endpoints. At one year, 115 of the 129 implanted patients, or 89%, continued to be therapy responders;

•	At six months, 93% of all implanted patients reported being “satisfied” with the therapy, and at one year, 93% of all implanted patients continued to report being “satisfied” with the therapy; and

•	No serious device-related adverse events have been reported.
Our European RELAX-OAB study that began in June 2016 evaluated 51 patients at seven sites in Europe that suffered from OAB subtypes UUI and/or UUF. The 12-month results were published in the peer reviewed Journal of Neurourology and Urodynamics in January 2019. All patients were evaluated to determine if they were therapy responders, which was defined as showing at least a 50% reduction in the number of average leaks or voids per day or a reduction to less than eight voids per day, in each case on a three-day bladder diary, at various times post-implant. We are following patients out to two years in this study and may follow patients out to five years at selected study sites.

Key highlights of our European RELAX-OAB study are as follows:

•	The study has completed one-year follow-ups and two-year follow-ups;

•	Therapy responder rate at 12 months for the 43 patients who continued with study follow-up was 94% for test responders and 72% for all implanted patients;

•	At 12 months, 84% of test responders and 77% of all implanted patients were “very” or “moderately” satisfied with the therapy provided by our r-SNM System; and

•	No serious device-related adverse events have been reported.
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
To date, we have observed no unanticipated adverse events (“AEs”) or serious device-related AEs, in any of our clinical studies or the case series. Further, the safety and effectiveness of SNM therapy when compared to anticholinergic medications was also supported by the InSite study, a prospective, randomized, multi-center study, published on January 10, 2014 in the Journal of Neurourology and Urodynamics. This study was sponsored by Medtronic and began in 2007 and ended in 2016, after the last patient reached the five-year endpoint.
Sales and Marketing
We hired and trained a dedicated direct sales organization, comprised of approximately 100 sales professionals, 11 regional sales managers and 48 clinical specialists. We hired and trained sales representatives and clinical specialists with strong sales backgrounds and experience in SNM therapy and other neurostimulation applications, and with relationships with urologists and urogynecologists. We intend to focus the significant majority of our sales and marketing efforts in the United States where reimbursement for SNM therapy is well established and covered by most major U.S. insurers, including Medicare.
Through our specialized and dedicated direct sales organization, we plan to target the approximately 2,000 urologists, urogynecologists and colorectal surgeons who are trained and have experience performing SNM procedures. Specifically, we intend to target the estimated top 1,000 physicians that represent a majority of the implant volume in the United States. We estimate that approximately 80% of U.S. implant volume is generated by these 1,000 physicians.
In order to support our direct sales team, we have hired 48 clinical support staff. This clinical staff will be primarily responsible for attending implant procedures and assisting the implanting physician with programming the device. Based on our clinical experience to date, we believe that physicians experienced in SNM therapy require minimal training to start implanting our r-SNM System.
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
Our main commercial priority is the United States where we began commercializing and marketing our r-SNM System and generate revenue from product sales. In November 2018, we launched a limited commercial effort in Europe, where we currently have five dedicated sales representatives. We do expect to expend capital resources pursuing commercial operations in Europe, Canada and Australia, where we have marketing approvals for OAB, FI, and UR, but the amount and timing of which will depend on a variety of factors, including the size of the developed market for SNM therapy, burdens to entry and other region- and country-specific factors.

Third-Party Coverage and Reimbursement
In the United States, we derive revenue from the sale of our r-SNM System to hospitals and ambulatory surgical centers, which typically bill various third-party payors, including Medicare, Medicaid, private insurance companies, health maintenance organizations and other healthcare-related organizations. In addition, we expect that any portion of the costs and fees associated with our r-SNM System that are not covered by these third-party payors, such as deductibles or co-payments, will be billed directly to the patient by the provider. Third-party payors require physicians and hospitals to identify the product and service for which they are seeking reimbursement by using Current Procedural Terminology (“CPT”) codes, which are created and maintained by the American Medical Association (“AMA”). As SNM therapy has been widely used in patients for over 20 years in the United States, reimbursement codes and payments are well-established and the procedure is covered by Medicare, Medicaid and private health insurance plans.
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
Our r-SNM System and the associated procedures are eligible for payment under the existing CPT codes typically used for SNM therapy, including CPT 64581 for transforaminal implantation of a lead near the sacral nerve and CPT 64590 for insertion or replacement of a peripheral or gastric neurostimulator, which includes a neurostimulator for SNM therapy. Reimbursement rates vary based on several factors, including but not limited to the payor, geographic location, the procedure performed, contract terms, the facility in which the procedure is performed and other factors.
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
Research and Development
We intend to continue to invest in research and development activities focused on improvements and enhancements to our r-SNM System to improve patient outcomes and further expand patient access to our r-SNM therapy. Research and development expenses were approximately $20.2 million and $19.4 million for the years ended December 31, 2019 and 2018, respectively. Our goals include introducing a second generation INS that extends the time between recharging sessions from once every one to two weeks to once a month, incorporating a modified header that allows us to connect our INS to an already implanted InterStim II lead, and over time, expanding the suite of product solutions available for SNM therapy, including a non-rechargeable SNM device that utilizes a primary cell battery.

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
We consider our primary competition to be implantable SNM devices. InterStim II is currently the only other implantable SNM device approved for commercial sale in the United States by the FDA. We also compete with other third-line treatments, such as BOTOX injections, a product sold by Allergan plc, PTNS, as well as more invasive surgical treatment options, and drugs for the treatment of OAB and FI. In addition, emerging businesses may be in the early stages of developing additional SNM devices or therapies designed to treat OAB or FI.
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
We own numerous issued patents and pending patent applications that relate to our r-SNM System and several issued patents and patent applications were licensed from AMF in 2013 pursuant to the License Agreement. As of December 31, 2019, we wholly owned 25 issued U.S. patents and 65 issued foreign patents, and 18 pending U.S. patent applications and 51 pending foreign patent applications. We also license from AMF 29 issued U.S. patents and three pending U.S. patent applications, as well as 58 issued foreign patents and 14 pending foreign patent applications. Issued patents owned or used by us will expire between 2021 and 2039.
Our pending patent applications may not result in issued patents, and we cannot assure you that any current or subsequently issued patents will, individually or collectively, protect our intellectual property rights or provide us with any competitive advantage. We may be required to enforce or defend our intellectual property rights against third parties in the future. See “Risk Factors—Risks Related to Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

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
AMF License Agreement
On October 1, 2013, we entered into the License Agreement, pursuant to which AMF granted us a royalty-bearing, sublicensable license to the AMF IP. The license to the AMF IP allows us to make, have made, lease, offer to lease, use, sell, offer for sale, market, promote, advertise, import, research, develop and commercialize the AMF Licensed Products worldwide for the treatment of (i) chronic pain in humans through the application of electrical energy to the nervous system, (ii) inflammatory conditions of the human body through the application of electrical energy to the vagus nerve, a nerve that interfaces with parasympathic control of the heart, lungs and digestive tract and (iii) bladder and bowel dysfunction in humans through the application of electrical energy anywhere in or on the human body, excluding, in each case, any product or method that involves the placement of electrodes or the administration of electrical stimulation inside the cranial cavity or to the ocular nervous system or the auditory nervous system. We have the right to expand the field of use for the AMF Licensed Products to the modulation of digestive process and treatment of digestive conditions in humans through the application of electrical energy anywhere in or on the body, subject to the exclusions described above.
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
We granted to AMF a royalty-free, worldwide, sublicensable, perpetual, exclusive license to any patent rights controlled by us that arise out of our improvements to the inventions claimed in the AMF IP (the “Axonics Licensed IP”). This license granted by us to AMF explicitly excludes uses of the Axonics Licensed IP that are within the scope of the exclusive license of the AMF IP granted by AMF to us. Such license is irrevocable unless we terminate the License Agreement and AMF does not agree to pay us compensation for such license mutually agreed between us and AMF or determined by arbitration in accordance with the terms of the License Agreement. Any and all improvements to AMF IP made by us will be owned by AMF and licensed to us under the License Agreement. To date, we have not made any improvements to the inventions claimed in the AMF IP that constitute Axonics Licensed IP.
In addition, the License Agreement provides AMF with the option (the “AMF Option”) to license from us any intellectual property owned by us or otherwise in our control that is related to electrical stimulation of human tissue, separate from the Axonics Licensed IP and AMF IP, on terms that are materially consistent with the terms upon which we license the AMF IP pursuant to the License Agreement, and subject to field of use restrictions that would be determined upon the exercise of the AMF Option. AMF has expressly declined in writing to exercise the AMF Option.
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) a minimum annual royalty (the “Minimum Royalty”), payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the years ended December 31, 2019 and 2018, we have recorded related royalties of $0.6 million and $0.1 million, respectively. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.
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
The License Agreement was amended twice in February 2014 in order to, among other things, include the field of the treatment of bladder and bowel dysfunction in humans through the application of electrical energy anywhere in or on the human body, within the scope of the licenses granted therein.
The License Agreement allows AMF the right to use the AMF IP for non-commercial research, educational and scholarly purposes.
The protection of intellectual property has been and remains a priority for us. For more information, see “Risk Factors—Risks Related to Intellectual Property.”
Government Regulation Applicable to Us
Our r-SNM System and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, including the United States Department of Justice (“DOJ”), the Department of Health & Human Services - Office of the Inspector General (“HHS-OIG”), the United States Federal Communications Commission (“FCC”), the Center for Medicare & Medicaid Services (“CMS”), the Federal Trade Commission (“FTC”), as well as comparable authorities in the European Economic Area (“EEA”), Australia, and Canada. These government authorities continue to highly scrutinize our industry. Our r-SNM System is subject to regulation as a medical device under the Federal Food, Drug, and Cosmetic Act (“FDCA”), as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
In addition to U.S. regulations, we are subject to a variety of regulations in the EEA, Australia, and Canada governing clinical studies and the commercial sales and distribution of our r-SNM System. We will be required to obtain authorization under appropriate regulatory authorities in countries outside the United States before commencing clinical studies and to obtain marketing authorization or approval before we can commercialize our product in those countries, whether or not we have or are required to obtain FDA clearance or approval for a product. The approval process varies from country to country and the time may be longer or shorter than that required for FDA clearance or approval.
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification or PMA approval.
Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Devices for which there is no predicate device and which therefore are not eligible for 510(k) review but project a low-to-moderate risk may be eligible for the de novo review process.

Our r-SNM System is a Class III device and as such, we obtained PMA approval to market our device for the treatment of OAB, FI and UR.
In a PMA, the manufacturer must demonstrate that the device is safe and effective. The PMA is typically supported by data from preclinical studies and human clinical studies. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with applicable portions of the Quality Systems Regulation (“QSR”).
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
Postmarket Regulation - United States
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

•	the federal Physician Payments Sunshine Act and various state and foreign laws on reporting remunerative relationships with health care providers;

•
the U.S. Anti-Kickback Statute (and similar state laws) prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not have to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

•
the U.S. False Claims Act (and similar state laws) prohibiting, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing, or knowingly and improperly avoiding or decreasing, an obligation to pay or transmit money to the federal government. The government may assert that items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•
correction, removal and recall reporting regulations, under which the FDA can order device recalls under certain circumstances and that require manufacturers report to the FDA voluntary field corrections and product recalls or removals if undertaken to reduce a risk to health or to remedy a violation of the FDCA that may present a risk to health;

•
complying with the new federal law and regulations requiring Unique Device Identifiers (“UDI”), on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (“GUDID”); and

•
postmarket surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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
In addition, other U.S. federal and state government authorities, including but not limited to the DOJ, HHS-OIG, FCC and CMS, have broad enforcement powers and can impose various sanctions under the U.S. Anti-Kickback Statute, the U.S. False Claims Act, and various other laws. These sanctions could include but are not limited to fines, civil penalties, criminal prosecutions, and agreements such as Deferred Prosecution Agreements or Corporate Integrity Agreements, under which we may be required to establish additional controls to ensure compliance.
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

Under the AIMD Directive, manufacturers must demonstrate compliance with the essential requirements laid down in Annex I by undergoing a conformity assessment procedure. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product and postmarket experience in respect of similar products already marketed to ensure and declare that the products in question comply with the standards set out in Annex I of the AIMD Directive. In addition, a conformity assessment procedure requires the intervention of a Notified Body. Notified Bodies are separate entities that are authorized or licensed to perform such assessments by the governmental authorities of each EU Member State. Manufacturers of AIMDs must make an application to a Notified Body for an assessment of its technical dossiers and quality system. Alternatively, manufacturers can seek approval from the Notified Body that a representative sample of the products it has manufactured satisfies the requirements set out in the AIMD Directive and subsequently ensure and declare that all of its products conform to the standard of the approved sample. This is also known as “type approval.”
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
If satisfied that the AIMD or other medical device conforms to the relevant essential requirements, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity (see above). The manufacturer may then apply the Conformité Européene (“CE”) mark to the device, which allows the device to be legally placed on and traded within the market throughout the EEA. Once the product has been placed on the market in the EEA, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the product.
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
United Kingdom’s Vote to Leave the EU (“Brexit”)
The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to EU markets. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the referendum could materially change the regulatory regime applicable to products approved and sold in the United Kingdom. It is possible that there will be greater restrictions on imports and exports between the United Kingdom and EU countries, increased regulatory complexities, and economic and political uncertainty in the region. Because of the continued uncertainty about the effects and implementation of Brexit, we cannot quantify or predict with any certainty the likely impact of Brexit or related legislation on our business, financial condition, and results of operations.
In addition, Brexit will likely affect European and worldwide economic or market conditions, which could lead to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition, and results of operations.
Regulation of Medical Devices in Other Jurisdictions
We are subject to regulations and product registration requirements in the EEA countries, Australia, Canada, and other foreign countries in which we may sell our r-SNM System, including in the areas of:

•	design, development, manufacturing and testing;

•	product standards;

•	product safety;

•	product safety reporting;

•	marketing, sales and distribution;

•	packaging and storage requirements;

•	labeling requirements;

•	content and language of instructions for use;

•	clinical studies;

•	record keeping procedures;

•	advertising and promotion;

•	recalls and field corrective actions;

•	postmarket surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•	import and export restrictions;

•	tariff regulations, duties and tax requirements;

•	registration for reimbursement; and

•	necessity of testing performed in country by distributors for licensees.
The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.
U.S. Fraud and Abuse and Physician Payment Transparency Laws
Various U.S. federal and state laws restrict our business practices regarding items of value provided to healthcare providers including, without limitation, the U.S. Anti-Kickback Statute, the U.S. False Claims Act, and the U.S. Physician Payments Sunshine Act.
The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including cash, in-kind items, meals, travel, lodging, consulting or research agreements, grants, donations, charitable contributions, free equipment or services, royalty arrangements, stock, stock options, and the compensation derived through ownership interests.
Recognizing that the U.S. Anti-Kickback Statute is broad and may prohibit many innocuous or beneficial arrangements within the healthcare industry, the United States Department of Health and Human Services has established various “safe harbors,” that if met in form and substance, will assure medical device manufacturers, healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn and interpreted narrowly. Government authorities may claim that our arrangements with physicians, hospitals and other persons or entities do not fully meet the stringent criteria specified in these safe harbors. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances.
Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent in order to have committed a violation. Moreover, government authorities may argue that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
Violations of the U.S. Anti-Kickback Statute may result in civil monetary penalties up to $102,522 (in 2019) for each violation, plus up to three times the remuneration involved. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. In addition, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Government authorities may contend that we are liable under the U.S. Anti-Kickback Statute because of the intentions or actions of the parties with whom we do business, if we acted with deliberate ignorance or reckless disregard. The majority of states also have anti-kickback laws that establish similar prohibitions, and in some cases, may apply more broadly to items or services covered by any third-party payor, including commercial insurers and self-pay patients.
The U.S. civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The federal civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled. Intent to deceive is not required to establish liability under the civil federal civil False Claims Act, if a person acts with deliberate ignorance or reckless disregard.
In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the U.S. civil False Claims Act in the name of the government and share in the proceeds of any recovery. Penalties for U.S. civil False Claim Act violations include fines ranging from $11,181 to $22,363 for each false claim, plus up to three times the amount of damages sustained by the federal government. More critically, a violation may provide the basis for exclusion from federal healthcare programs. On May 20, 2009, the Fraud Enforcement Recovery Act of 2009 (“FERA”), was enacted, which modified and clarified certain provisions of the federal civil False Claims Act. In part, the FERA amended the federal civil False Claims Act such that penalties can apply to any person, including an organization that does not contract directly with the government, who knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim paid in part by the federal government. The government may further prosecute conduct constituting a false claim under the federal criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim.
Additionally, the U.S. Physician Payments Sunshine Act requires annual reporting of transfers of value to certain healthcare providers by companies whose products are reimbursable under Medicare, Medicaid or other federal healthcare programs. A manufacturer’s failure to submit timely, accurate and complete information under the Sunshine Act may result in civil monetary penalties of $11,052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”). Certain U.S. states similarly require reporting of certain transfers of value to healthcare providers and some mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices or require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.
Anti-Bribery and Corruption Laws
Our operations outside the United States are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits companies and their intermediaries from engaging in bribery or making prohibited payments to foreign officials for the purpose of obtaining or retaining business or an official government action. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anti-corruption or anti-bribery laws in Europe, Australia, and Canada, and would be subject to such laws in many other countries in which we might choose to do business.
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
Data Privacy and Security Laws
We are also subject to various U.S. federal, state and foreign laws that protect the confidentiality and restrict the use and disclosure of personal information, such as patient health information.
For example, the U.S. Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), establishes uniform standards governing the use and disclosure of protected health information (“PHI”) and requires healthcare providers, called “covered entities”, to maintain certain safeguards to protect the privacy and security of PHI. HIPAA also requires business associates (independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI on behalf of a covered entity) to enter into business associate agreements with the covered entity. These agreements require the business associate to safeguard the covered entity’s PHI against improper use and disclosure.
The HIPAA privacy regulations also set forth certain rights for an individual with respect to his or her PHI, including the right to access or amend records containing PHI, or to request restrictions on the use or disclosure of PHI. The HIPAA security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or stored. In addition, HITECH established requirements for reporting certain incidents involving the breach or loss of PHI. A covered entity must notify any individual whose PHI is breached and business associates must notify the covered entity of any such breaches. The HIPAA privacy and security regulations do not supersede state laws that, in some cases, are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their PHI.
If notification to patients of a breach is required, it must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, it must be reported to the U.S. Department of Health and Human Services (“HHS”), which would post the violation on its website, and to the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $55,910 per violation, not to exceed $1.68 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment.
HIPAA authorizes state attorneys general to file suit on behalf of their residents for violations. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits alleging negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance with the HIPAA privacy and security standards.

In the EU, we may be subject to various laws relating to our collection, control, processing and other use of personal data (i.e. data relating to an identifiable individual). We may process personal data of our employees, our customers, and our vendors. These laws include the General Data Protection Regulation ((EU) 2016/679) (“GDPR”), the E-Privacy Directive 2002/58/EC and national laws supporting aspects of the GDPR and implementing the E-Privacy Directive. Each EU Member State has transposed the requirements laid down by the E-Privacy Directive into its own national data privacy regime, while the GDPR permits EU Member States to implement local legislation to supplement the GDPR, and therefore the laws may differ by jurisdiction, sometimes significantly. We need to ensure compliance with the rules in each jurisdiction where we are established or are otherwise subject to local privacy laws.
The GDPR became applicable on May 25, 2018, replacing the previous data protection laws issued by each EU member state under the Directive 95/46/EC. Unlike the Directive, the GDPR is directly applicable in each EU Member State, resulting in a more uniform application of data privacy laws across the EU. Like the previous Directive, the GDPR requires that personal data may only be collected for specified, explicit and legitimate purposes based on legal bases for processing set out in the GDPR and local laws, and may only be processed in a manner consistent with those purposes. Personal data must be secure, not be transferred outside of the EEA unless certain steps are taken to ensure an adequate level of protection and must not be kept for longer than necessary for the purposes of collection. In addition, the GDPR also limits the circumstances and the manner in which we are legally permitted to process that data and transfer that data outside of the EEA. In particular, in order to process such data, explicit consent to the processing (including any transfer) is usually required from the data subject (being the person to whom the personal data relates).
The GDPR also imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing. It requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR are significant—€20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher.
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
The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially. The Affordable Care Act provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We do not yet know the full impact that the Affordable Care Act will have on our business. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance.

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
Employees
As of December 31, 2019, we had 302 employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
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
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of these risks could have a material and adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. Certain statements contained in this section constitute forward-looking statements. See the information included in “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business and Strategy
We have derived minimal revenue from our operations and incurred significant operating losses since inception, and we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.
We are a medical technology company with a limited commercial operating history. To date, we have invested substantially all of our efforts in the research and development of, seeking regulatory approval for, and commercialization of our r-SNM System. We are not profitable and have incurred losses each year since we began our operations in 2013. We have a limited commercial operating history upon which to evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history.
We have not derived meaningful revenue from our operations, as our activities have consisted primarily of developing our technology and conducting clinical studies. As a result, we have recorded net losses of $79.9 million and $32.5 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $179.6 million. To date, we have financed our operations through equity financings, including our October 2018 initial public offering (“IPO”) and November 2019 follow-on offering, and amounts borrowed under the Loan Agreement (as defined below). We have devoted substantially all of our financial resources to research and development activities as well as general and administrative expenses associated with our operations, including clinical and regulatory initiatives.
We expect that our operating expenses will continue to increase as we (i) continue to build our commercial infrastructure, (ii) develop, enhance, and expand the commercialization of our r-SNM System in the United States, (iii) potentially seek additional FDA regulatory approvals for our r-SNM System or other future product candidates in the United States, (iv) increase our commercialization efforts internationally and (v) incur additional operational costs associated with being a public company. For example, we hired and trained a dedicated direct sales organization, comprised of approximately 100 sales professionals, 11 regional sales managers and 48 clinical specialists and expect to grow our sales force over time. As a result, we expect to continue to incur operating losses for the foreseeable future. Our expected future operating losses, combined with our prior operating losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
We expect that sales of our r-SNM System will account for the substantial majority of our future revenue. If our r-SNM System does not achieve an adequate level of acceptance by physicians, health care payors, and patients and does not receive adequate reimbursement from third-party payors, we may not generate sufficient revenue and we may not be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability in subsequent periods or on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material and adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.
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

•
our third-party manufacturers’ and suppliers’ ability to manufacture and supply the components of our r-SNM System in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements, and to remain in good standing with regulatory agencies;

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

•	our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our r-SNM System; and

•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our r-SNM System.
We began marketing and selling our r-SNM System in certain limited European markets in 2018 through a limited direct sales force that targets physicians and hospitals. In the United States, we began marketing and selling our r-SNM System in the fourth quarter of 2019 through our dedicated direct sales organization. As a result, we have limited experience marketing and selling our r-SNM System.
We hired and trained a dedicated direct sales organization, comprised of approximately 100 sales professionals, 11 regional sales managers and 48 clinical specialists. However, we expect that our sales force will require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our product will often require or benefit from direct support from us. If our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent any of our sales force is comprised of personnel hired from our competitor, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. This may subject us to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Addressing such allegations would be costly both in terms of time and resources. Any of these risks may adversely affect our business.
We rely on third parties for the manufacture of our r-SNM System. This reliance on third parties increases the risk that we will not have sufficient quantities of our r-SNM System or such quantities at an acceptable cost, and reduces our control over the manufacturing process, which could delay, prevent or impair our development or commercialization efforts.
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

•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	supplier demands for significant cost increases;

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	the possible breach by the third-party manufacturers of our agreements with them;

•	the failure of third-party manufacturers to comply with applicable regulatory requirements;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	the possible failure of the third-party to manufacture such component of our r-SNM System according to our specifications; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.
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
In addition, we do not have complete control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Although we require our third-party suppliers to supply us with components that meet our specifications and comply with applicable provisions of the FDA’s Quality Regulation System (“QSR”) and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner. If the FDA or a comparable foreign regulatory authority withdraws any such approval they have already procured, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our r-SNM System. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely harm our business and results of operations.
Our current and anticipated future dependence upon others for the manufacture of our r-SNM System may adversely affect our future profit margins and our ability to commercialize our r-SNM System on a timely and competitive basis.
Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our r-SNM System and manage our inventory.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with suppliers based on our estimates of future demand for our r-SNM System. Our limited historical experience in foreign markets may not provide us with enough data to accurately predict increased future demand in the United States. Our ability to accurately forecast demand for our r-SNM System could be negatively affected by many factors, including our failure to adequately manage our expansion efforts, product introductions by competitors, an increase or decrease in customer demand for our r-SNM System or for products of our competitors, our failure to accurately forecast customer acceptance of new product enhancements, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions.
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
We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. As of December 31, 2019, we had 302 employees. We hired and trained a dedicated direct sales organization, comprised of approximately 100 sales professionals, 11 regional sales managers and 48 clinical specialists. Any failure by us to manage our growth effectively, or to hire a sufficient number of sales representatives, could have an adverse effect on our ability to achieve our development and commercialization goals.
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
In addition, as a public company, we need to support managerial, operational, financial and other resources to manage our operations, commercialize our r-SNM System and continue our research and development activities. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth, and this growth may place significant strain on us as we grow. Successful growth will also be dependent upon our ability to implement appropriate financial and management controls. Due to our limited experience in managing a company with anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert the attention of our management and business development resources. If we fail to manage these challenges effectively, there may be an adverse effect on our business, financial condition and results of operations.
We may require additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all. As a result, we may not be able to implement our planned sales and marketing program to increase the adoption of our r-SNM System.
Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development activities, conducting clinical studies for our r-SNM System, and building our dedicated direct sales organization. Our expenses have also increased substantially in connection with the commercialization of our r-SNM System in the United States, including hiring qualified personnel and retaining our sales team. We expect that certain of these activities and the associated expenses will continue. Additional expenditures also include costs associated with manufacturing and supply, sales and marketing costs, costs and expenses incidental to being a public company, and general operations. In addition, other unanticipated costs may arise.
As of December 31, 2019, we had cash, cash equivalents and short-term investments of $183.7 million.
Our present and future funding requirements will depend on many factors, including:

•
the costs associated with manufacturing, selling, and marketing our r-SNM System in the United States, including the cost and timing of implementing our sales and marketing plan and expanding our manufacturing capabilities;

•	our ability to retain and compensate the highly qualified personnel necessary to execute our plans;

•	our ability to effectively market and sell, and achieve sufficient market acceptance and market share for, our r-SNM System;

•
the costs to maintain, expand, and defend the scope of our intellectual property portfolio, as well as any other action required in connection with licensing, preparing, filing, prosecuting, defending, and enforcing any patents or other intellectual property rights, including the Medtronic Litigation discussed under “Risks Related to Intellectual Property”;

•
the emergence of competing technologies and other adverse market developments, and our need to enhance our r-SNM System and/or develop new products to maintain market share in response to such competing technologies or market developments;

•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of license fees and sales of, or royalties on, or future improvements on our r-SNM System, if any; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, incidental to being a public company.
We may need to raise additional capital, and if we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or liens, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our r-SNM System, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to obtain adequate financing when needed and on terms that are acceptable to us, we may have to delay, reduce the scope of or suspend the implementation of our sales and marketing plan and our ongoing research and development efforts, which would have a material adverse effect on our business, financial condition, and results of operations.
We compete against other companies offering first-, second- and third-line therapies for the treatment of OAB, including Medtronic, some of which have longer operating histories, more established products or greater resources than we do, which may prevent us from achieving increased market penetration and improved operating results.
We believe our r-SNM System is designed to offer several needed improvements in the SNM market for patients, physicians, and payors. However, the medical technology industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants.
We consider our primary competition to be other implantable SNM devices. We face competition from major medical device companies worldwide, including Medtronic, the maker of InterStim II. InterStim II is currently the only other implantable SNM device approved for commercial sale in the United States by the FDA. However, in October 2019, Medtronic announced it has filed a PMA with the FDA for approval of a new neurostimulation device and leads. According to Medtronic, the new device is a rechargeable, implantable SNM device to treat the same patient population as is treated by Interstim II. Medtronic claims that the new device is designed to be smaller and to facilitate MRI conditional labeling, and Medtronic is seeking FDA approval for a claim of a 15-year life in the body. The new device is not currently approved by the FDA. Medtronic has predicted that its PMA will undergo a 180-day review process with the FDA, and if approved in this timeframe, could potentially position the new device to be available in the spring of 2020. If approved, these new offerings could significantly impact the competitive landscape and our ability to capture and penetrate market share in the third-line therapy treatment market, and therefore could potentially have a material adverse effect on our business, financial condition and results of operation.
We also compete with other less invasive third-line treatments, such as BOTOX injections, a product sold by Allergan plc, PTNS, as well as more invasive surgical treatment options, and drugs for the treatment of OAB and FI.

In addition, emerging businesses may be in the early stages of developing additional SNM devices or therapies designed to treat OAB or FI. Many of these companies have longer, more established operating histories and significantly greater financial, technical, marketing, sales, distribution and other resources than we do. We face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States. If one or more device manufacturers successfully develops a device that is more effective, better tolerated or otherwise results in a better patient experience, or if improvements in other third-line therapies make them more effective, easier to use or otherwise more attractive than our therapy, our ability to penetrate the third-line segment of the treatment market or maintain market share could be significantly and adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.
Our overall competitive position is dependent upon a number of factors, including:

•	company, product, and brand recognition;

•	history of product use and physician familiarity with products and treatments;

•	regulatory approvals;

•	product safety, reliability and durability;

•	INS size, rechargeability and battery life;

•	quality and volume of clinical data;

•	effective marketing to and education of patients, physicians and hospitals;

•	product ease of use and patient comfort;

•	physician implantation and programming process;

•	sales force experience and market access;

•	product support and service;

•	technological innovation, product enhancements and speed of innovation;

•	pricing and revenue strategies;

•	procedure costs to patients and the overall healthcare system; and

•	dedicated practice development.
In addition to existing competitors, other larger and more established companies may acquire or in-license competitive products and could directly compete with us. These competitors may also try to compete with our r-SNM System on price both directly, through rebates and promotional programs to high volume physicians and coupons to patients, and indirectly, through attractive product bundling with complimentary products that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. Larger competitors may also be able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with commercialization efforts of our r-SNM System. Our competitors may seek to discredit our r-SNM System by challenging our short operating history or relatively limited number of scientific studies and publications. Additionally, certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. See “Risks Related to Intellectual Property—Litigation or other proceedings or third-party claims of intellectual property infringement against us, including the Medtronic Litigation, or any of our current or future licensors, including AMF, could require us to spend significant time and money and could prevent us from selling our r-SNM System, or affect our stock price.” Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our market, there is the possibility of a competitor acquiring patents or other rights that may limit our ability to update our technologies and products which may impact demand for our r-SNM System.

We depend on single source suppliers to manufacture certain of our components, sub-assemblies and materials, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.
We rely on single source suppliers in many instances for certain of the components, sub-assemblies and materials for our products. These components, sub-assemblies and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies and materials, and in some instances we do not carry a significant inventory of these items. While we believe that alternative sources of supply may be available, they may not be available if and when we need them, or alternative suppliers may not be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses.
We rely on the License Agreement to provide us with rights to use the AMF IP to develop and commercialize the AMF Licensed Products, which are used in our r-SNM System. Any termination or loss of significant rights under the License Agreement would materially and adversely affect our development and commercialization of our r-SNM System.
On October 1, 2013, we entered into the License Agreement, pursuant to which AMF granted us a royalty-bearing, sublicensable license to the AMF IP. The license to the AMF IP allows us to make, have made, lease, offer to lease, use, sell, offer for sale, market, promote, advertise, import, research, develop and commercialize the AMF Licensed Products worldwide for the treatment of (i) chronic pain in humans through the application of electrical energy to the nervous system, (ii) inflammatory conditions of the human body through the application of electrical energy to the vagus nerve, a nerve that interfaces with parasympathic control of the heart, lungs and digestive tract and (iii) bladder and bowel dysfunction in humans through the application of electrical energy anywhere in or on the human body, excluding, in each case, any product or method that involves the placement of electrodes or the administration of electrical stimulation inside the cranial cavity or to the ocular nervous system or the auditory nervous system. We have the right to expand the field of use for the AMF Licensed Products to the modulation of digestive process and treatment of digestive conditions in humans through the application of electrical energy anywhere in or on the body, subject to the exclusions described above.
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
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) a minimum annual royalty (the “Minimum Royalty”), payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the years ended December 31, 2019 and 2018, we have recorded related royalties of $0.6 million and $0.1 million, respectively. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.
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
If AMF terminates the License Agreement under certain circumstances, we may be required to pay damages to AMF and AMF may have the right to terminate the license. In addition, if any of the royalties or other cash payments become due under the terms of the License Agreement, we may not have sufficient funds available to meet our payment obligations, which would allow AMF to terminate the License Agreement. Any termination or loss of rights (including exclusivity) under the License Agreement would materially and adversely affect our ability to develop and commercialize our r-SNM System, which in turn would have a material adverse effect on our business, operating results and prospects.
If we are not successful in converting physicians and patients to our r-SNM System, our business will not succeed.
Our success depends completely on our r-SNM System, which is our sole product. We currently have no other product available for sale. If our r-SNM System is not successful at a level sufficient to generate a profit and we are unable to develop additional products or compelling enhancements to our r-SNM System to generate additional profit, our business will not succeed.
For over 20 years, physicians and patients have relied on the only other approved SNM therapy offered by Medtronic, InterStim II and its predecessor, InterStim I. As our r-SNM System is a new product in the SNM market, our primary strategy to penetrate the market and grow our revenue is to drive physician and patient awareness of the material benefits of our r-SNM System. Physicians and patients may choose not to adopt our r-SNM System for a number of reasons, including:

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
We focus the significant majority of our sales and marketing efforts in the United States where reimbursement for SNM therapy is well established and covered by most major U.S. insurers, including Medicare. We hired and trained a dedicated direct sales organization, comprised of approximately 100 sales professionals, 11 regional sales managers and 48 clinical specialists. We are initially targeting the estimated top 1,000 physicians that represent a majority of the implant volume in the United States. We estimate that approximately 80% of U.S. implant volume is generated by these 1,000 physicians.
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
Our long-term growth depends, in part, on our ability to enhance our r-SNM System, and if we fail to do so we may be unable to compete effectively.
It is important to our business and our long-term growth that we continue to enhance our r-SNM System. We intend to continue to invest in research and development activities focused on improvements and enhancements to our r-SNM System. Our goals include introducing a second generation INS that extends the time between recharging sessions from once every one to two weeks to once a month, incorporating a modified header that allows us to connect our INS to an already implanted InterStim II lead, and over time, expanding the suite of product solutions available for SNM therapy, including a non-rechargeable SNM device that utilizes a primary-cell battery.
Developing enhancements to our r-SNM System can be expensive and time-consuming and could divert management’s attention away from the commercialization of our r-SNM System and divert financial resources from other operations. The success of any new product enhancements will depend on several factors, including our ability to:

•	properly identify and anticipate physician and patient needs, and develop new product enhancements to meet those needs;

•	demonstrate, if required, the safety and effectiveness of new enhancements to our r-SNM System with data from preclinical studies and clinical studies;

•	obtain, and obtain in a timely manner, the necessary regulatory clearances or approvals for new enhancements to our r-SNM System, or product modifications for our r-SNM System;

•	avoid infringing upon the intellectual property rights of third-parties;

•	be fully FDA-compliant with marketing of new devices or modified products;

•	address competitive counter moves advanced by Medtronic to secure and maintain customers;

•	develop an effective and dedicated sales and marketing team to provide adequate education and training to potential users of our r-SNM System; and

•	receive adequate coverage and reimbursement for procedures performed with our r-SNM System.
If we are not successful in commercializing our r-SNM System and developing and commercializing new product enhancements, our ability to achieve and maintain market share and increase our revenue may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our estimates of the size and future growth in the market for SNM therapy, including the number of people in the United States and Europe who suffer from symptoms of either bladder or bowel dysfunction and who are readily treatable with and eligible candidates for SNM therapy, is based on a number of internal and third-party studies, reports and estimates. In addition, our internal estimates are based in large part on current treatment patterns by healthcare providers using SNM therapy and our belief that the incidence of bladder and bowel dysfunction in the United States, Europe and worldwide is increasing. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for SNM therapy and our r-SNM System, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual numbers of people with bladder or bowel dysfunction who are readily treatable with and eligible candidates for SNM therapy, and the actual demand for our r-SNM System or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for our r-SNM System may prove to be incorrect. If the actual number of people with bladder or bowel dysfunction who would benefit from our r-SNM System and the size and future growth in the market for our r-SNM System is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.
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
In the United States, in order for physicians to use our r-SNM System, we expect that the hospital facilities where these physicians treat patients will typically require us to enter into purchasing contracts. This process can be lengthy and time-consuming and require extensive negotiations and management time. In the European Union (“EU”) certain institutions may require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.
Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and all of our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.
In February 2018, we entered into a Loan and Security Agreement with Silicon Valley Bank providing for a term loan (the “Term Loan”). In October 2018, we and Silicon Valley Bank entered into an amendment to the Loan and Security Agreement and in December 2019, we and Silicon Valley Bank entered into a second amendment to the Loan and Security Agreement (as so amended, the “Loan Agreement”). Pursuant to the Loan Agreement, we have drawn $20.0 million in three tranches of term loans, with such drawn obligations maturing on December 1, 2021.
The Loan Agreement provides for monthly interest payments but no principal amortization through December 31, 2020. On the first day of the end of the interest only period, we will be required to repay the Term Loan in equal monthly installments of principal plus interest through maturity. Outstanding principal balances under the Term Loan bear interest at the prime rate plus 1.75%.
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
Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payors. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which may create more requests for price concessions in the future. Additionally, group purchasing organizations, independent delivery networks and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals and ambulatory surgery centers (“ASCs”). We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our future customers, which may exert further downward pressure on the prices of our r-SNM System.
To successfully market and sell our r-SNM System in markets outside of the United States, we must address many international business risks with which we have limited experience, and failure to manage these risks may adversely affect our operating results and financial condition.
We have sales and operations both inside and outside the United States, including a limited sales and marketing organization outside the United States. Our international sales strategy is to increase our presence in Europe, Canada, and Australia, which have established and favorable reimbursement. International sales and operations are subject to a number of risks, including:

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
Many of our employees have become or will soon become vested in a meaningful amount of our common stock or common stock options. Our employees may be more likely to leave us if the shares they own or have the option to purchase have significantly appreciated in value relative to the original purchase price for the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Replacement of any employees who leave our company could involve significant time and costs and may significantly delay or prevent the achievement of our business objectives, which could have an adverse effect on our business.
If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our r-SNM System, our commercial success may be severely hindered, and in the event insurers require a prior authorization process, such process may not result in positive coverage determination for these patients.
In the United States, we derive nearly all of our revenue from the sale of our r-SNM System to hospitals and ASCs, which typically bill various third-party payors, including Medicare, Medicaid, private insurance companies, health maintenance organizations and other healthcare-related organizations. In addition, we expect that any portion of the costs and fees associated with our r-SNM System that are not covered by these third-party payors, such as deductibles or co-payments, will be billed directly to the patient by the provider. Further, certain third-party payors may not cover our r-SNM System and the related procedures because they may determine that our r-SNM System and the related procedures are experimental or investigational. Customers that perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Customers may also be subject to recovery of overpayments if a third-party payor makes payment for the claim and subsequently determines that the third-party payor’s coding, billing or coverage policies were not followed. In addition, although most large insurers have established coverage policies in place to cover SNM therapy, certain commercial payors have a patient-by-patient prior authorization process that must be followed before they will provide reimbursement for SNM therapy. These processes typically involve the treating physician submitting a form to the payor that provides information about the past treatments provided to the patient that proved ineffective, and the physician’s recommendation that the patient be treated with SNM therapy. Although the prior authorization process can take several weeks, based on our industry knowledge, it generally results in positive coverage determination for these patients, however this process may not result in positive coverage determination for these patients. Further, any decline in the amount payors are willing to reimburse our target customers could make it difficult for our target customers to adopt or continue using our r-SNM System and could create additional pricing pressure for us. If we are forced to lower the price we charge for our r-SNM System, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.
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
Outbreaks of communicable infections or diseases and pandemics, such as the current global coronavirus outbreak, could have an adverse impact on our operations, distribution channel, customers and suppliers.
From time to time, various diseases such as the avian flu and the Wuhan coronavirus have spread across the world.  We have global suppliers and customers, and if a disease spreads to the markets in which we or they operate or governments regulate or restrict the flow of labor or products, our operations, suppliers and customers could be severely impacted. The occurrence of these types of events can result in, and in the case of the coronavirus has resulted in, work stoppages, slowdowns and delays, shortages or delays in production or shipment, delays in or reduced purchases, and other factors that cause increases in costs or delay in revenues. Additionally, these types of outbreaks could have an adverse impact on consumer demand and commodity prices. Prolonged occurrences of adverse health conditions could harm our business. While we have developed and continue to develop plans to help mitigate the negative impact of the coronavirus to our business, these efforts will not completely prevent our business from being adversely affected. As the outbreak continues to impact supply and demand for a longer period of time, it may have a more negative impact on our business, revenues and earnings, and our ability to make up for any delays in production and sales will be more limited.  The coronavirus outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations.  If our business experiences a prolonged occurrence of adverse public health conditions, such as the coronavirus, it could result in material changes to our production supply or demand for our product, which could materially and adversely affect our results of operation and liquidity and substantially harm our business.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our r-SNM System, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business.
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
We perform substantially all of our research and development and back office activity and maintain a substantial portion of our finished goods inventory in Irvine, California. We warehouse a substantially lesser quantity of finished goods in a contract warehousing facility in the Netherlands. Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. Our facilities, and those of our contractors, may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
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
As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the United States, EU, and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). In addition, the U.K. Bribery Act of 2010 (the “Bribery Act”) prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
We have implemented policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. Our policies and procedures may not be sufficient to ensure that our directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, or that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to certain limitations.
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.
U.S. federal income tax reform could adversely affect us or our stockholders.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, significantly reforming the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. We are in the process of evaluating the effect of the TCJA on our projection of minimal cash taxes or to our net operating losses. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of our common stock remains uncertain and could be adverse. There remains significant uncertainty as to the impact of the TCJA on us and on any investment in our common stock.
Risks Related to Government Regulation
Our r-SNM System and operations are subject to extensive government regulation and oversight both in the United States and internationally, and our failure to comply with applicable requirements could harm our business.
We and our r-SNM System are subject to extensive, complex, costly and evolving regulation in the United States, the EU, Canada and other countries, including by the FDA and its foreign counterparts. With respect to medical devices, the FDA and foreign regulatory agencies regulate, among other things, design, development and manufacturing, testing, labeling, content and language of instructions for use and storage, clinical studies, product safety, establishment registration and device listing, marketing, sales and distribution, premarket clearance and approval, record keeping procedures, advertising and promotion, recalls and field safety corrective actions, postmarket surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury, postmarket approval studies, and product import and export.
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
We are also subject to the periodic scheduled or unscheduled inspection of our facilities, review of production processes, and testing of our r-SNM System to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in costly remediation efforts, requirements that we complete government mandated clinical studies or government enforcement actions. The manufacturers that we work with are similarly subject to periodic scheduled or unscheduled inspections of their facilities. Adverse findings during such inspections may impact our inventory and cause disruptions in product sales.
We may not receive the necessary clearances or approvals for modifications to our r-SNM System or for future product candidates, and failure to timely obtain necessary clearances or approvals for modifications to our r-SNM System or for future product candidates would adversely affect our ability to grow our business.
As an active-implantable device, our r-SNM System is, and our future product candidates may be, subject to the most stringent degree of medical device regulation. The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical device products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based in part on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
Modifications to products that are approved through a PMA application generally require FDA approval. In addition, a PMA generally requires the performance of one or more clinical studies. Despite the time, effort and cost, a device or modification may not be approved or cleared by the FDA. Any modifications to our r-SNM System that were not previously approved may require us to submit an additional PMA or PMA supplement and obtain FDA approval prior to implementing the change. If the FDA requires us to go through a lengthier, more rigorous examination, make modifications to the device, or generate additional data to submit to the FDA, future product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that the device is safe or effective for its intended uses;

•	the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of clinical studies or the interpretation of data from pre-clinical studies or clinical studies;

•	serious and unexpected adverse device effects experienced by participants in clinical studies;

•	the data from pre-clinical studies and clinical studies may be insufficient to support clearance or approval, where required;

•	inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

•	the manufacturing process or facilities may not meet applicable requirements; and

•
the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering clinical data or regulatory filings insufficient for clearance or approval.

The FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may impact our ability to modify our r-SNM System or introduce future products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain approvals once obtained.
In order to sell our r-SNM System in member countries of the European Economic Area (“EEA”) (which is composed of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), it must comply with the essential requirements of the EU Active Implantable Medical Devices Directive (Council Directive 90/385/EEC) (the “AIMD Directive”). If any future product candidates are also considered to qualify as an active implantable medical device, or AIMD, under the AIMD Directive, it too will need to comply with the essential requirements it sets out. Alternatively, if a future product candidate is not considered an AIMD under the AIMD Directive, it will still be required to comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). The Medical Devices Regulations (Regulation 2017/745) are also now in force, as further discussed below.

Compliance with the requirements under either of these Directives and confirmation of compliance by a Notified Body are prerequisites to affixing the Conformité Européene (“CE”) mark to our r-SNM System and any future product candidates. Without a CE mark, medical devices cannot be sold or marketed in the EEA. To demonstrate that our r-SNM System is compliant with the essential requirements set out under the AIMD Directive, we must undergo a conformity assessment procedure. This requires an assessment of available clinical evidence, literature data for the product and postmarket experience in respect of similar products already marketed to ensure and declare that the products in question comply with the standards set out in Annex I of the AIMD Directive. In addition, a conformity assessment procedure requires the intervention of a Notified Body. Notified Bodies are separate entities that are authorized or licensed to perform such assessments by the governmental authorities of each EU Member State. Manufacturers of AIMDs must make an application to a Notified Body for an assessment of its technical dossiers and quality system. Alternatively, manufacturers can seek approval from the Notified Body that a representative sample of the products it has manufactured satisfies the requirements set out in the AIMD Directive and subsequently ensure and declare that all of its products conform to the standard of the approved sample. This is also known as “type approval.”
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
The misuse or off-label use of our r-SNM System may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about approved medical devices, such as our r-SNM System. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Physicians could use our r-SNM System on their patients in a manner that is inconsistent with the approved label. We will train our marketing personnel and sales representatives to not promote our r-SNM System for uses outside of FDA-approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our r-SNM System off-label when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our r-SNM System off-label. Furthermore, the use of our r-SNM System for indications other than those that may be approved by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
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
In addition, physicians may misuse our r-SNM System or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to an increased risk of product liability claims. If our r-SNM System is misused or used with improper techniques or is determined to cause or contribute to patient harm, we may become subject to costly litigation by our customers or patients. Product liability claims could divert management’s attention from the commercialization of our r-SNM System, be expensive to defend, result in sizeable damage awards against us that may not be covered by insurance, and subject us to negative publicity resulting in reduced sales of our r-SNM System.
The clinical study process required to obtain regulatory approvals is lengthy and expensive with uncertain outcomes. If clinical studies of our r-SNM System do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for our r-SNM System and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of our r-SNM System.
In order to obtain approval for a PMA or PMA supplement for expanded indications, the sponsor must meet the regulatory submission requirements of the FDA, which in many cases may require a PMA applicant to conduct well-controlled clinical studies designed to assess the safety and effectiveness of the product. Conducting clinical studies is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical studies but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical studies, even after earlier clinical studies showed promising results, and failure can occur at any time during the clinical study process. A device could malfunction or produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical studies. We, the FDA, an Institutional Review Board (“IRB”) or another regulatory authority may suspend or terminate clinical studies at any time to avoid exposing trial participants to unacceptable health risks.
Successful results of pre-clinical studies are not necessarily indicative of future clinical study results, and predecessor clinical study results may not be replicated in subsequent clinical studies. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical studies, or may find the clinical study design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical studies.
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

Clinical studies are necessary to support PMA applications and may be necessary to support PMA supplements for modified versions of our r-SNM System. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of a PMA approval. We may need to conduct additional clinical studies in the future for the approval of the use of our r-SNM System in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive, and, testing carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events that could adversely affect the costs, timing or successful completion of our clinical studies, including:

•
we may be required to submit an IDE application to FDA, which must become effective prior to commencing human clinical studies, and the FDA may reject our IDE application and notify us that we may not begin investigational trials;

•	regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical studies;

•
regulators and/or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical study at a prospective or specific trial site for various reasons, including safety signals or noncompliance with regulatory requirements;

•
we may not reach agreements with prospective contract research organizations (“CROs”) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

•	approval policies or regulations of FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval; and

•	our r-SNM System or other product candidate may have undesirable side effects or other unexpected characteristics.
Patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical studies if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of a product, or they may be persuaded to participate in contemporaneous clinical studies of a competitor’s product. In addition, patients participating in our clinical studies may drop out before completion of the trial or experience adverse medical events unrelated to the device. Delays in patient enrollment or failure of patients to continue to participate in a clinical study may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial, or result in the failure of the clinical trial.
Clinical studies must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical studies are conducted. In addition, clinical studies must be conducted with supplies of our product produced under cGMP requirements and other regulations. Furthermore, we rely on clinical study sites to ensure the proper and timely conduct of our clinical studies and we have limited influence over their performance. We depend on our collaborators and on medical institutions and employees to conduct our clinical studies in compliance with good clinical practice (“GCP”) requirements. If our collaborators fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical studies that are conducted in countries outside the United States may result in additional delays and expenses due to increased shipment costs, additional regulatory requirements and the engagement of non-U.S. resources, and may expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.
Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and effectiveness of any product we may develop in the future would prevent receipt of regulatory clearance or approval and, ultimately, limit our ability to commercialize the product.
Failure to comply with postmarketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw our r-SNM System from the market.
We are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, registration, and listing of our r-SNM System. For example, we are required to submit periodic reports to the FDA as a condition of PMA approval. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation.
Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. We have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

•	untitled letters or warning letters;

•	fines, injunctions, consent decrees and civil penalties;

•	recalls, termination of distribution, administrative detention, or seizure of our r-SNM System;

•	customer notifications or repair, replacement or refunds;

•	operating restrictions or partial suspension or total shutdown of production;

•	delays in or refusal to grant future PMA approvals or foreign regulatory approvals of future product candidates, new intended uses, or modifications to our existing product;

•	withdrawals or suspensions of PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our r-SNM System;

•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and

•	criminal prosecution.
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
The methods used in, and the facilities used for, the manufacture of our r-SNM System must comply with the QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our r-SNM System is also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.
Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our r-SNM System or result in it being adulterated or misbranded under the Federal Food, Drug, and Cosmetic Act. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with the manufacturing processes for our r-SNM System could result in, among other things: warning letters or untitled letters, fines, injunctions or civil penalties, suspension or withdrawal of approvals, seizures or recalls of our r-SNM System, total or partial suspension of production or distribution, administrative or judicially imposed sanctions, the FDA’s refusal to grant pending or future clearances or approvals, clinical holds, refusal to permit the import or export of our r-SNM System, and criminal prosecution of us or our employees. Any of these actions could significantly and negatively affect supply of our r-SNM System. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.
If treatment guidelines for OAB, FI or UR change or the standard of care evolves, we may need to redesign and seek a new marketing authorization from the FDA for our r-SNM System.
If treatment guidelines for OAB, FI or UR change or the standard of care evolves, we may need to redesign our r-SNM System, or any future product, and seek new approvals from the FDA. PMA approvals from the FDA are based on current treatment guidelines at the time of the approvals. If treatment guidelines change so that different treatments become desirable, the clinical utility of our r-SNM System could be diminished and our business could be adversely affected.
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
We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that our r-SNM System may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of device approvals, seizure of our r-SNM System or delay in clearance or approval of modifications to our r-SNM System.
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
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our r-SNM System, a number of potentially negative consequences could result, including:

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
We currently have marketing approvals in the United States, Europe, Canada, and Australia for OAB, FI, and UR. We may in the future seek marketing approvals in additional countries but do not have current plans to do so. Sales of our r-SNM System outside of the United States will be subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our r-SNM System, or only require notification, others require that we obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining additional registrations or approvals, can be expensive and time-consuming, and we may not receive regulatory approvals in each country in which we plan to market our r-SNM System or we may be unable to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA approval, and requirements for such registrations, clearances or approvals may significantly differ from FDA requirements. If we modify our r-SNM System, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.
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
Legislative or regulatory reforms in the United States or Europe may make it more difficult and costly for us to obtain regulatory clearances or approvals for modifications to our r-SNM System, or to manufacture, market or distribute our r-SNM System.
From time to time, legislation is drafted and introduced in U.S. Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our r-SNM System. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times, or make it more difficult to obtain approval for additional indications for, manufacture, market or distribute our r-SNM System. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval for future product candidates, changes to manufacturing methods, recall, replacement or discontinuance of future product candidates, or additional record keeping.
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
The effects of the withdrawal of the United Kingdom from the EU (“Brexit”) will depend on any agreements the United Kingdom makes to retain access to EU markets. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the referendum could materially change the regulatory regime applicable to products approved and sold in the United Kingdom. It is possible that there will be greater restrictions on imports and exports between the United Kingdom and EU countries, increased regulatory complexities, and economic and political uncertainty in the region. Because of the continued uncertainty about the effects and implementation of Brexit, we cannot quantify or predict with any certainty the likely impact of Brexit or related legislation on our business, financial condition, and results of operations.
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
There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. We may also be subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $102,522 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

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

•
the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
the federal Physician Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (“CHIP”) to report annually to the DHHS Centers for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, which is defined broadly to include other healthcare providers and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”) and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $55,910 per violation, not to exceed $1.68 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state;

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
The EU also has laws and regulations dealing with the collection, use and processing of personal data obtained from individuals in the EU, which are often more restrictive than those in the United States and which restrict transfers of personal data to the United States unless certain requirements are met. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016 the European Commission adopted the U.S.-EU Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S., and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the EU General Data Protection Regulation 2016/679 (the “GDPR”), which came into effect on May 25, 2018, as well as current challenges to these mechanisms in the European courts.
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
Because we manufacture or contract to manufacture a product that contains titanium, we may be required under rules promulgated by the SEC governing disclosure of the use of “conflict minerals” (tin, tungsten, tantalum and gold) to determine whether those minerals are necessary to the functionality or production of our r-SNM System and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo (“DRC”) or any of its adjoining countries, or covered countries, then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products that may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report, if required, to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this disclosure rule may be very time-consuming for our management and personnel (as well as time-consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures mandated by this rule, which can be perceived by the market to be “negative,” may cause customers to refuse to purchase our r-SNM System. The cost of compliance with the rule could adversely affect our results of operations.
Risks Related to Intellectual Property
Litigation or other proceedings or third-party claims of intellectual property infringement against us, including the Medtronic Litigation, or any of our current or future licensors, including AMF, could require us to spend significant time and money and could prevent us from selling our r-SNM System, or affect our stock price.
Our commercial success will depend in part on our ability to avoid infringement of the proprietary rights of third parties. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Our competitors in both the United States and internationally, many of which have substantially greater resources, and, may have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our r-SNM System. We do not always conduct independent reviews of patents issued to third parties. Because we have not conducted a formal freedom to operate analysis for patents related to our products, we may not be aware of issued patents that a third party might assert are infringed by one of our current or future product candidates, which could materially impair our ability to commercialize our products.  Even in the event that we conduct a formal freedom to operate analysis, patent searches to determine whether our products infringe patents held by third parties are inherently uncertain and such searches cannot assure that all relevant patents are identified. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived, so there may be applications for other patents now pending or recently revived patents of which we are unaware that our r-SNM System may infringe. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology and medical device industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination or review proceedings before the U.S. Patent and Trademark Office. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our r-SNM System or will develop future product candidates. As the technology and medical device industries expand and more patents are issued, the risk continues, or possibly increases, that our r-SNM System may be subject to claims of infringement of the patent rights of third parties.
Third parties may assert that we, or any of our current or future licensors, including AMF, are employing their proprietary technology without authorization. For example, on November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc., (collectively, the “Medtronic Affiliates”), filed an initial complaint against us in the United States District Court for the Central District of California, Case No. 8:19-cv-2115. We refer to this matter as the Medtronic Litigation. The complaint asserts that our r-SNM System infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 (collectively, the “Medtronic Patents”), each of which is held by the Medtronic Affiliates (the “Medtronic Patents”). The complaint requests customary remedies for patent infringement, including (i) a judgment that we have infringed and are infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) attorneys’ fees, (iv) a permanent injunction preventing us from infringing the Medtronic Patents, (v) costs, and expenses and interest and (vi) any relief as the court deems just and appropriate. Given the early stage of the Medtronic Litigation, we are unable to predict the likelihood of success of the claims of the Medtronic Affiliates against us or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and is likely to require us to dedicate significant financial resources and management time and resources to our defense. An adverse ruling against us could materially and adversely affect our business, financial position, results of operations or cash flows and could also result in reputational harm. Specifically, an adverse ruling could, among other things, require us to pay substantial monetary damages to the Medtronic Affiliates for our activities that are found to infringe the Medtronic Patents and result in an injunction being granted limiting our ability to sell our r-SNM system. Similarly, in the event both parties agree to settle the Medtronic Litigation outside of court, such a settlement may require us to pay royalties or other payments, which could be substantial, or limit our ability to sell our r-SNM system. Even if we are successful in defending against these claims, the Medtronic Litigation could result in delays in future product developments, reputational harm or other collateral consequences. In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of our r-SNM System. If any third-party intellectual property were held by a court of competent jurisdiction to cover our r-SNM System, including in connection with the Medtronic Litigation, the holders of any such intellectual property may be able to block our ability to commercialize our product unless we obtain a license under the applicable intellectual property, or until such intellectual property expires. Similarly, if any third-party intellectual property were held by a court of competent jurisdiction to cover aspects of our methods of use, the holders of any such intellectual property may be able to block our ability to develop and commercialize the applicable product unless we obtain a license or until such intellectual property expires. In either case, such a license may not be available on commercially reasonable terms or at all and we may be required to pay damages, which could be substantial, in connection with our activities prior to obtaining such a license.
Defense of any of the above claims, including the Medtronic Litigation, would require us to dedicate substantial time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the commercialization of our r-SNM System, or by any of our current or future licensors for operational upkeep and manufacturing of our r-SNM System.
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
We own numerous issued patents and pending patent applications that relate to our r-SNM System and several issued patents and patent applications were licensed from AMF in 2013 pursuant to the License Agreement. As of December 31, 2019, we wholly owned 25 issued U.S. patents and 65 issued foreign patents, and 18 pending U.S. patent applications and 51 pending foreign patent applications. We also license from AMF 29 issued U.S. patents and three pending U.S. patent applications, as well as 58 issued foreign patents and 14 pending foreign patent applications. Issued patents owned or used by us will expire between 2021 and 2039.
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
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	our patents, or our pending patent applications, if issued, will include claims having a scope sufficient to protect our r-SNM System;

•	any of our pending patent applications will issue as patents;

•	we will be able to successfully commercialize our r-SNM System on a substantial scale before our relevant patents have expired;

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
We are a party to the License Agreement with AMF and we may be a party to future license agreements. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our r-SNM System, as well as harm our competitive business position and our business prospects. In particular, the License Agreement imposes various development, royalty, insurance and other obligations on us. If we fail to comply with these obligations or otherwise materially breach the License Agreement, AMF may have the right to terminate the License Agreement, in which event we would not be able to market our r-SNM System. In addition, any claims asserted against us by AMF may be costly and time-consuming, divert the attention of key personnel from business operations or otherwise have a material adverse effect on our business.
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
Our stock price may be volatile. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:

•	unanticipated safety concerns related to the use of our r-SNM System;

•	FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;

•	intellectual property, product liability or other litigation against us, our third-party manufacturers or other parties on which we rely or litigation against our general industry;

•	any termination or loss of rights under the License Agreement;

•	any voluntary or regulatory mandated product recalls;

•	adverse developments concerning our manufacturers or suppliers or any future strategic partnerships;

•	introductions and announcements of new technologies by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	announcements of regulatory approval or disapproval of our r-SNM System or for any future enhancements to our r-SNM System;

•	adverse results from or delays in clinical studies of our r-SNM System;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	success or failure of competitive products or therapies in the SNM market;

•	changes in the structure of healthcare payment of our r-SNM System;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the medical technology industry and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	sales of substantial amounts of our stock by directors, officers or significant stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions, including the size and growth, if any, of the market;

•	news reports relating to trends, concerns and other issues in the market or industry;

•	operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;

•	additions or departures of key personnel;

•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	the results of any future legal proceedings; and

•	other factors described in this “Risk Factors” section.
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
Based on the beneficial ownership of our common stock as of December 31, 2019, our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, controlled approximately 36% of our outstanding common stock. As a result, these stockholders, if they act together, could exercise significant control over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.
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

•
an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

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
We have incurred and will continue to incur significant costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Exchange Act of 1934 (the “Exchange Act”), as well as the listing requirements of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to maintain our directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.
We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in us, and, as a result, the value of our common stock.
To comply with the requirements of being a public company, we are in the process of undertaking various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls when we become subject to this requirement could negatively affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, our internal control over financial reporting is perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may be unable to remain listed on Nasdaq.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act, depending on whether we continue to rely on certain exemptions set forth in the JOBS Act.
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

In addition, Section 203 of the Delaware General Corporation Law (“DGCL”) which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This provision could have the effect of delaying or preventing a change in control of our company, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.
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
In addition, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the District of Delaware shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, in light of the decision issued by the Court of Chancery in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL, invalidating similar provisions in the certificates of incorporation of three other Delaware corporations, we do not currently intend to enforce the foregoing federal forum selection provision unless the Sciabacucchi decision is appealed and the Delaware Supreme Court reverses the Chancery Court’s decision. If the decision is not appealed or if the Delaware Supreme Court affirms the Chancery Court’s decision, then we will seek approval by our stockholders to amend our certificate of incorporation at our next regularly scheduled annual meeting of stockholders to remove the federal forum selection provision.
Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to these provisions of our certificate of incorporation. These choice of forum provisions may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.
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
The trading market for our common stock will rely in part on the research and reports that securities or industry analysts publish about us and our business. If one or more of the analysts who cover us downgrades our common stock or issues other unfavorable commentary or research the price of our common stock may decline. If one or more analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause the trading price or trading volume of our common stock to decline and could result in the loss of all or part of your investment in us.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
In August 2014, we entered into a five-year operating lease for approximately 12,215 square feet of office space beginning on November 1, 2014, and expiring on October 31, 2019. In June 2019, the lease was amended to extend the expiration date to October 31, 2020.
In November 2017, we entered into a seven-year operating lease for approximately 25,548 square feet of office space beginning on August 1, 2018, and expiring on August 31, 2025. In June 2019, the lease was amended to extend the expiration date to October 31, 2027. We have a renewal option to extend the term of the lease for a period of five years beyond the initial term.
In June 2019, we entered into an eight-year operating lease for approximately 32,621 square feet of office space beginning on January 15, 2020 and expiring on January 31, 2028. We intend to use these premises as our new principal executive offices and for general office space. We intend to utilize our other currently-leased spaces through the lease expiration dates to conduct the training of our sales team and for manufacturing purposes.
For additional information, see Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this Report.
Item 3. Legal Proceedings.
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the “Medtronic Affiliates”) filed an initial complaint against us in the United States District Court for the Central District of California, Case No. 8:19-cv-2115. We refer to this matter as the Medtronic Litigation. The complaint asserts that our r-SNM System infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates (collectively, the “Medtronic Patents”). The complaint requests customary remedies for patent infringement, including (i) a judgment that we have infringed and are infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) attorneys’ fees, (iv) a permanent injunction preventing us from infringing the Medtronic Patents and (v) costs and expenses. We intend to vigorously defend ourselves against these claims. Given the early stage of the Medtronic Litigation, we are unable to predict the likelihood of success of the claims of the Medtronic Affiliates against us or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require us to dedicate significant financial resources and management resources to our defense. An adverse ruling against us could materially and adversely affect our business, financial position, results of operations or cash flows and could also result in reputational harm. Even if we are successful in defending against these claims, the Medtronic Litigation could result in delays in future product developments, reputational harm or other collateral consequences.
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
Holders of Record
At March 2, 2020, there were approximately 250 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during fiscal year 2019.
Initial Public Offering
Use of Proceeds
On October 30, 2018, our Registration Statement on Form S-1 (File No. 333-227732) relating to our IPO was declared effective by the SEC. On November 2, 2018, we completed our IPO, pursuant to which we sold an aggregate of 9,200,000 shares of our common stock, at a public offering price of $15.00 per share.
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a medical technology company that has developed and is commercializing innovative and minimally invasive implantable SNM used to treat patients with UUI and UUF, together referred to as OAB, as well as FI, and non-obstructive UR.

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
We believe our proprietary r-SNM System offers significant advantages, including being the first and only rechargeable SNM system. It is designed to last approximately 15 years and is 60% smaller than existing technology. We believe our r-SNM System has the potential to disrupt and grow the approximately $650 million, as of 2018, global SNM market, which has historically been served by Medtronic, as a single participant.
Since we commenced operations in late 2013, our activities have consisted primarily of developing our r-SNM System, conducting our RELAX-OAB post-market clinical follow up study in Europe and our ARTISAN-SNM pivotal clinical study in the United States and Europe, filing for regulatory approvals and hiring and training our U.S. commercial team. We have marketing approvals in Europe, Canada, and Australia for all relevant clinical indications and initiated limited commercial efforts in Europe and Canada in late 2018. Revenue in 2019 from international operations in select markets, including England, the Netherlands and Canada, was $5.4 million.
On September 6, 2019, our PMA application for our r-SNM System for the treatment of FI was approved by the FDA and on November 13, 2019, our PMA application for our r-SNM System for the treatment of OAB and UR was approved by the FDA. Accordingly, we began U.S. commercialization of our r-SNM System in the middle of the fourth quarter of 2019 and generated $8.4 million in revenue during that period.
Our ability to generate revenue and become profitable will depend on our ability to successfully commercialize our r-SNM System and any product enhancements we may advance in the future. Although we have limited commercial activities in Europe and Canada, our main priority is the United States, where we began to commercialize and market our r-SNM System in the fourth quarter of 2019. During the first half of 2019, we established a significant commercial infrastructure in advance of FDA approval of our r-SNM System and we continued to make significant investments to build our sales and marketing organization by hiring dedicated sales and clinical personnel to market and support our product in the United States and Canada. Specifically, we hired and trained a dedicated direct sales organization, comprised of approximately 100 sales professionals, 11 regional sales managers and 48 clinical specialists. We hired and trained sales representatives and clinical specialists with strong sales backgrounds and experience in SNM therapy and other neurostimulation applications, and with relationships with urologists and urogynecologists. If we are unable to accomplish any of these objectives, it could have a significant negative impact on our future revenue. If we fail to generate revenue in the future, our business, results of operations, financial condition, cash flows, and future prospects would be materially and adversely affected.
We also intend to continue to make investments in research and development efforts to develop improvements and enhancements to our r-SNM System. We expect to derive future revenue by increasing patient and physician awareness of our r-SNM System.
In the United States, the cost required to treat each patient is reimbursed through various third-party payors, such as commercial payors and government agencies. Most large insurers have established coverage policies in place to cover SNM therapy. Certain commercial payors have a patient-by-patient prior authorization process that must be followed before they will provide reimbursement for SNM therapy. Outside the United States, reimbursement levels vary significantly by country and by region, particularly based on whether the country or region at issue maintains a single-payor system. SNM therapy is eligible for reimbursement in Canada, Australia, and certain countries in Europe, such as Germany, France, and the United Kingdom. Annual healthcare budgets generally determine the number of SNM systems that will be paid for by the payor in these single-payor system countries and regions.
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
We incurred net losses of $79.9 million and $32.5 million for the years ended December 31, 2019 and 2018, and had an accumulated deficit of $179.6 million as of December 31, 2019 compared to $99.6 million at December 31, 2018. As of December 31, 2019, we had available cash, cash equivalents and short-term investments of approximately $183.7 million, current liabilities of approximately $12.0 million, and long-term liabilities of approximately $24.8 million.
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
Follow-On Offering
On November 22, 2019, we completed a follow-on offering by issuing 5,345,000 shares of common stock, at an offering price of $22.00 per share, inclusive of 750,000 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The gross proceeds to us from this follow-on offering were $117.6 million and the net proceeds were approximately $110.4 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us.
AMF License Agreement
On October 1, 2013, we entered into the License Agreement, pursuant to which AMF granted us a royalty-bearing, sublicensable license to the AMF IP. The license to the AMF IP allows us to make, have made, lease, offer to lease, use, sell, offer for sale, market, promote, advertise, import, research, develop and commercialize the AMF Licensed Products worldwide for the treatment of (i) chronic pain in humans through the application of electrical energy to the nervous system, (ii) inflammatory conditions of the human body through the application of electrical energy to the vagus nerve, a nerve that interfaces with parasympathic control of the heart, lungs and digestive tract and (iii) bladder and bowel dysfunction in humans through the application of electrical energy anywhere in or on the human body, excluding, in each case, any product or method that involves the placement of electrodes or the administration of electrical stimulation inside the cranial cavity or to the ocular nervous system or the auditory nervous system. We have the right to expand the field of use for the AMF Licensed Products to the modulation of digestive process and treatment of digestive conditions in humans through the application of electrical energy anywhere in or on the body, subject to the exclusions described above.
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
We granted to AMF a royalty-free, worldwide, sublicensable, perpetual, exclusive license to the Axonics Licensed IP. This license granted by us to AMF explicitly excludes uses of the Axonics Licensed IP that are within the scope of the exclusive license of the AMF IP granted by AMF to us. Such license is irrevocable unless we terminate the License Agreement and AMF does not agree to pay us compensation for such license mutually agreed between us and AMF or determined by arbitration in accordance with the terms of the License Agreement. Any and all improvements to AMF IP made by us will be owned by AMF and licensed to us under the License Agreement. To date, we have not made any improvements to the inventions claimed in the AMF IP that constitute Axonics Licensed IP.
In addition, the License Agreement provides AMF with the AMF Option to license from us any intellectual property owned by us or otherwise in our control that is related to electrical stimulation of human tissue, separate from the Axonics Licensed IP and AMF IP, on terms that are materially consistent with the terms upon which we license the AMF IP pursuant to the License Agreement, and subject to field of use restrictions that would be determined upon the exercise of the AMF Option. AMF has expressly declined in writing to exercise the AMF Option.
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the years ended December 31, 2019 and 2018, we have recorded related royalties of $0.6 million and $0.1 million, respectively. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.
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
The License Agreement was amended twice in February 2014 in order to, among other things, include the field of the treatment of bladder and bowel dysfunction in humans through the application of electrical energy anywhere in or on the human body, within the scope of the licenses granted therein.
The License Agreement allows AMF the right to use the AMF IP for non-commercial research, educational and scholarly purposes.

Components of Our Results of Operations
Net Revenue
Since we commenced operations in late 2013, our activities have consisted primarily of developing our r-SNM System, conducting our RELAX-OAB post-market clinical follow up study in Europe and our ARTISAN-SNM pivotal clinical study in the United States and Europe, filing for regulatory approvals and hiring and training our U.S. commercial team. We have marketing approvals in Europe, Canada, and Australia for all relevant clinical indications and initiated limited commercial efforts in Europe and Canada in late 2018. Revenue in 2019 from international operations in select markets, including England, the Netherlands and Canada, was $5.4 million.
On September 6, 2019, our PMA application for our r-SNM System for the treatment of FI was approved by the FDA and on November 13, 2019, our PMA application for our r-SNM System for the treatment of OAB and UR was approved by the FDA. Accordingly, we began U.S. commercialization of our r-SNM System in the middle of the fourth quarter of 2019 and generated $8.4 million in revenue during that period.
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

 The following table summarizes our research and development expenses by functional area for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Personnel related	$11,917	$8,452
Clinical development	1,401	4,572
Contract fabrication and manufacturing	642	3,572
Contract R&D and consulting	4,847	1,713
Other R&D expenses	1,374	1,093
Total R&D expenses	$20,181	$19,402
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee compensation, including stock-based compensation, trade shows, booth exhibition costs, and the related travel for these events. Other sales and marketing expenses include consulting and advisory fees. We expect sales and marketing expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our expected growth in revenue. Specifically, we hired and trained a dedicated direct sales organization, comprised of approximately 100 sales professionals, 11 regional sales managers and 48 clinical specialists. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term primarily as, and to the extent, our revenue grows.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on cash equivalents and short-term investments, net of interest expense payable under the Loan Agreement with Silicon Valley Bank. Other income (expense), net also includes net unrealized mark-to-market gains (losses) on our preferred stock warrant liabilities.
Income Tax Expense
Income tax expense consists of state income taxes in California. We maintain a full valuation allowance for deferred tax assets including net operating loss carryforwards and research and development credits and other tax credits.

Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
The following table shows our results of operations for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	Years Ended December 31,		Period to Period Change
	2019	2018
Net revenue	$13,820	$707	$13,113
Cost of goods sold	6,490	356	6,134
Gross profit	7,330	351	6,979
Gross Margin	53.0%	49.7%
Operating Expenses
Research and development	20,181	19,402	779
General and administrative	19,076	9,362	9,714
Sales and marketing	48,672	3,724	44,948
Total operating expenses	87,929	32,488	55,441
Loss from operations	(80,599)	(32,137)	(48,462)
Other Income (Expense)
Interest income	2,974	998	1,976
Interest and other expense	(2,309)	(1,343)	(966)
Other income (expense), net	665	(345)	1,010
Loss before income tax expense	(79,934)	(32,482)	(47,452)
Income tax expense	1	1	—
Net loss	(79,935)	(32,483)	(47,452)
Foreign currency translation adjustment	(12)	(14)	2
Comprehensive loss	$(79,947)	$(32,497)	$(47,450)

Net Revenue
Net revenue was $13.8 million in fiscal year 2019 and was derived from the sale of our r-SNM Systems to customers in the United States, Europe and Canada. Net revenue was $0.7 million in fiscal year 2018 and was derived from the sale of our r-SNM Systems to customers in Europe and Canada. The increase in net revenue is primarily due to $8.4 million attributable to our commercial launch in the United States.
Cost of Goods Sold and Gross Margin
We incurred $6.5 million of cost of goods sold in fiscal year 2019, compared to $0.4 million in fiscal year 2018. Gross margin was 53.0% in fiscal year 2019, compared to 49.7% gross margin in fiscal year 2018. The increase in gross margin is primarily due to country and product mix.
Research and Development Expenses
Research and development expenses increased $0.8 million, or 4.0%, to $20.2 million in fiscal year 2019, compared to $19.4 million in fiscal year 2018. The increase in research and development expenses was primarily attributable to an increase of $3.5 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, an increase of $3.1 million in contract research and development and consulting expenses, partially offset by a decrease of $3.2 million in clinical development costs to demonstrate the safety and effectiveness of our r-SNM System and to support regulatory submissions and a decrease of $2.9 million in contract fabrication and manufacturing costs.
General and Administrative Expenses
General and administrative expenses increased $9.7 million, or 103.8%, to $19.1 million in fiscal year 2019, compared to $9.4 million in fiscal year 2018, primarily as a result of an increase of $4.5 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, an increase of $3.6 million in legal and consulting costs, and an increase of $0.7 million in rent expense.
Sales and Marketing Expenses
Sales and marketing expenses increased $44.9 million, or 1,207.0%, to $48.7 million in fiscal year 2019, compared to $3.7 million in fiscal year 2018. The increase in sales and marketing expenses was primarily due to an increase of  $35.0 million related to personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, as we increased headcount by hiring and training our U.S. commercial team, an increase of $5.1 million in travel expenses, and an increase of $2.8 million related to expenses for general marketing expenses, conferences and tradeshows.
Other Income (Expense), Net
Other income, net was $0.7 million in fiscal year 2019, consisting primarily of interest income earned on cash equivalents and short-term investments, partially offset by interest expense incurred related to the Loan Agreement with Silicon Valley Bank. Other expense, net was $0.3 million in fiscal year 2018, consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank, partially offset by interest income earned on cash equivalents and short-term investments.
Income Tax Expense
Income tax expense was minimal in fiscal year 2019 and 2018.
Liquidity and Capital Resources
Since we commenced operations in late 2013, we have devoted substantially all of our resources to research and development activities related to our r-SNM System, including clinical and regulatory initiatives to obtain marketing approvals, and hiring and training our sales organization. Additionally, to date, revenue generated from product sales has had minimal impact on our operations, and we have never been profitable. We have marketing approvals in Europe, Canada, and Australia for all relevant clinical indications and initiated limited commercial efforts in Europe and Canada in late 2018. On September 6, 2019, our PMA application for our r-SNM System for the treatment of FI was approved by the FDA and on November 13, 2019, our PMA application for our r-SNM System for the treatment of OAB and UR was approved by the FDA. Our main commercial priority is the United States, where we began to commercialize and market our r-SNM System and generate revenue from product sales in the fourth quarter of 2019. In addition to the United States, we expect to expend capital resources pursuing commercial operations in Europe, Canada, and Australia, the amount and timing of which will depend on a variety of factors, including the size of the developed market for SNM therapy, burdens to entry in any such country or region, and other factors specific to certain respective countries and regions.
We incurred net losses of $79.9 million and $32.5 million for the years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit of $179.6 million as of December 31, 2019 compared to $99.6 million at December 31, 2018. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we begin to commercialize and market our r-SNM System in the United States. Specifically, we hired and trained a dedicated direct sales organization, comprised of approximately 100 sales professionals, 11 regional sales managers and 48 clinical specialists.
As of December 31, 2019, we had cash, cash equivalents and short-term investments of $183.7 million compared to $157.5 million at December 31, 2018. Since inception and prior to our IPO, we raised an aggregate of $114.2 million in gross proceeds from private placements of our preferred stock. On October 30, 2018, we completed our IPO by issuing 9,200,000 shares of common stock, at an offering price of $15.00 per share, for net proceeds of approximately $126.0 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. On November 18, 2019, we completed a follow-on offering by issuing 5,345,000 shares of common stock, at an offering price of $22.00 per share, for net proceeds to us of approximately $110.4 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Prior to our IPO, our primary sources of capital were equity financings and amounts borrowed under the Loan Agreement with Silicon Valley Bank. In February 2018, we received $10.0 million from the first tranche of the Term Loan simultaneously with our entry in the Loan Agreement. In October 2018, we received the full $5.0 million from the second tranche and the full $5.0 million from the third tranche. Effective December 30, 2019, we amended our term loan agreement whereas the interest-only period was extended through December 31, 2020. As of December 31, 2019, we had $21.5 million in outstanding borrowings, as discussed below under “Indebtedness.”
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018
Net cash provided by (used in)
Operating activities	$(83,454)	$(31,370)
Investing activities	45,287	(60,050)
Financing activities	110,955	165,342
Effect of exchange rate changes on cash and cash equivalents	(12)	(14)
Net increase in cash and cash equivalents	$72,776	$73,908
Net cash used in operating activities
Net cash used in operating activities was $83.5 million in fiscal year 2019 and consisted primarily of a net loss of $79.9 million, a decrease in net operating assets of $14.4 million, partially offset by non-cash charges of $10.9 million. Net operating assets consisted primarily of inventory to support the commercial launch of our r-SNM System in the United States. Non-cash charges consisted primarily of stock-based compensation.
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
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $45.3 million in fiscal year 2019 and consisted primarily of sales and maturities of short-term investments, partially offset by purchases of short-term investments.
Net cash used in investing activities was $60.1 million in fiscal year 2018 and consisted primarily of purchases and sales of short-term investments.

Net cash provided by financing activities
Net cash provided by financing activities was $111.0 million in fiscal year 2019 and consisted primarily of $110.4 million in net proceeds received in the follow-on offering.
Net cash provided by financing activities was $165.3 million in fiscal year 2018 and consisted primarily of $126.0 million in net proceeds received in the IPO, $20.0 million of proceeds from our Term Loan with Silicon Valley Bank, and $20.1 million of proceeds from the issuance of shares of our Series C preferred stock.
Indebtedness
In February 2018, we entered into a Loan and Security Agreement with Silicon Valley Bank, which we and Silicon Valley Bank amended in October 2018 and in December 2019, providing for the Term Loan. Pursuant to the Loan Agreement, we have drawn $20.0 million in three tranches of term loans, with such drawn obligations maturing on December 1, 2021.
The Loan Agreement provides for monthly interest payments but no principal amortization through December 31, 2020. On the first day of the end of the interest only period, we will be required to repay the Term Loan in equal monthly installments of principal plus interest through maturity. Outstanding principal balances under the Term Loan bear interest at the prime rate plus 1.75%.
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

As of December 31, 2019, we were in compliance with all debt covenant requirements under the Term Loan. While we have not previously breached and are currently in compliance with the covenants contained in the Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, Silicon Valley Bank may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. An event of default includes, but is not limited to, the following: if we fail to make any payment under the Loan Agreement when due, if we fail or neglect to perform certain obligations under the Loan Agreement, if we violate certain covenants under the Loan Agreement, if certain material adverse changes occur, if we are unable to pay our debts as they become due or otherwise become insolvent, or if we begin an insolvency proceeding.
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
Revenue Recognition
Since we commenced operations in late 2013, we have recognized minimal revenue. Although we have limited commercial activities in Europe and Canada, our main priority is the United States where we began to commercialize and market our r-SNM System and generate revenue from product sales in the fourth quarter of 2019. If we are unable to accomplish any of these objectives, it could have a significant negative impact on our future revenue. If we fail to generate revenue in the future, our business, results of operations, financial condition, cash flows and future prospects would be materially and adversely affected.
Revenue recognized during the years ended December 31, 2019 and 2018 relates entirely to the sale of our r-SNM System. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of Topic 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC.
We have revenue arrangements that consist of a single performance obligation. We recognize revenue at the point in time when it transfers control of promised goods to its customers. Revenue is measured as the amount of consideration it expects to receive in exchange for transferring goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as discounts, where applicable. We do not offer rights of return or price protection. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Payment terms, typically less than three months, are offered to our customers and do not include a significant financing component. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally require no collateral. We do not have any contract balances related to product sales. We also do not have significant contract acquisition costs related to product sales.
In accordance with our policy, no allowance for product returns has been provided. Damaged or defective products are replaced at no charge under our standard warranty.
Allowance for Doubtful Accounts
We make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.
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
Investment Securities
We classify our investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the date of purchase are considered long-term investments. Our investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income within the consolidated statement of comprehensive income (loss).
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
Inventory, Net
Inventories are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. We reduce the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments, or other economic factors.
We capitalize inventory produced for commercial sale. We capitalize manufacturing costs as inventory following both the receipt of regulatory approval from regulatory bodies and our intent to commercialize. Costs associated with developmental products prior to satisfying our inventory capitalization criteria are charged to research and development expense as incurred.
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
Intangible Asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with our IPO, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. We will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date.

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
We have made certain policy elections to apply to our leases executed post-adoption, or subsequent to January 1, 2018. In accordance with Topic 842, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. We have elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. Topic 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. We apply the bright line thresholds referenced in Topic 842 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to our entire portfolio of leases.
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
Our research and development team focuses on our r-SNM System, including our clinical studies, as well as evaluations of improvements and enhancements to our r-SNM System. For the years ended December 31, 2019 and 2018, we incurred research and development expenses of $20.2 million and $19.4 million, respectively.
Income Taxes
We account for income taxes using the asset and liability method to compute the difference between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. We have deferred tax assets. The realization of these deferred tax assets is dependent upon our ability to generate sufficient taxable income in future years. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. We evaluate the recoverability of the deferred tax assets annually, and maintain a full valuation allowance on our deferred tax assets. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We have determined that we have no uncertain tax positions.

Stock-Based Compensation
We maintain an equity incentive plan to provide long-term incentives for employees and certain advisors and consultants. The plan allows for the issuance of nonstatutory and incentive stock options to employees and nonstatutory stock options to consultants and non-employee directors.
We measure the cost of employee and non-employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize compensation cost over the requisite service period (typically the vesting period), generally four years. Forfeitures are estimated at the time of the grant and revised in subsequent periods to reflect differences between the estimates and the number of shares that actually become exercisable. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant) that have service conditions for vesting. Stock options and restricted shares awards vest based on service conditions, typically over four years.
We also grant shares of performance-based restricted stock units that typically cliff vest after one year only if we have also achieved certain performance objectives as defined and approved by our board of directors. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives. In addition, we also grant market-based restricted stock units that have combined market conditions and service conditions for vesting, for which we use the Monte Carlo valuation model to value equity awards (as of the date of grant).
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
Emerging Growth Company
We are an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (i) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (i), and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Axonics Modulation Technologies, Inc.
Irvine, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axonics Modulation Technologies, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, mezzanine equity, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Costa Mesa, California
March 4, 2020

Axonics Modulation Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$171,082	$98,306
Short-term investments	12,592	59,218
Accounts receivable, net of allowance for doubtful accounts of $75 and $0 at December 31, 2019 and 2018, respectively	7,879	427
Inventory, net	15,659	3,673
Prepaid expenses and other current assets	4,468	3,716
Total current assets	211,680	165,340
Property and equipment, net	3,047	2,784
Intangible asset, net	311	426
Other assets	4,784	3,356
Total assets	$219,822	$171,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,882	$3,436
Accrued liabilities	2,174	1,019
Accrued compensation and benefits	3,375	664
Operating lease liability, current portion	602	768
Total current liabilities	12,033	5,887
Operating lease liability, net of current portion	4,450	3,281
Debt, net of unamortized debt issuance costs	20,336	19,463
Total liabilities	36,819	28,631
Stockholders’ Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, par value $0.0001, 50,000,000 shares authorized at December 31, 2019 and 2018; 34,110,995 and 27,806,934 shares issued and outstanding at December 31, 2019 and 2018, respectively	3	3
Additional paid-in capital	363,012	243,337
Accumulated deficit	(179,584)	(99,649)
Accumulated other comprehensive loss	(428)	(416)
Total stockholders’ equity	183,003	143,275
Total liabilities and stockholders’ equity	$219,822	$171,906
See accompanying notes to consolidated financial statements.

Axonics Modulation Technologies, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018
Net revenue	$13,820	$707
Cost of goods sold	6,490	356
Gross profit	7,330	351
Operating Expenses
Research and development	20,181	19,402
General and administrative	19,076	9,362
Sales and marketing	48,672	3,724
Total operating expenses	87,929	32,488
Loss from operations	(80,599)	(32,137)
Other Income (Expense)
Interest income	2,974	998
Interest and other expense	(2,309)	(1,343)
Other income (expense), net	665	(345)
Loss before income tax expense	(79,934)	(32,482)
Income tax expense	1	1
Net loss	(79,935)	(32,483)
Foreign currency translation adjustment	(12)	(14)
Comprehensive loss	$(79,947)	$(32,497)

Net loss per share, basic and diluted (see Note 1)	$(2.80)	$(4.64)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	28,567,302	6,997,777
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

Axonics Modulation Technologies, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

						Accumulated
			Additional	Stock		Other
	Common Stock		Paid-in	Subscriptions	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Deficit	Loss	Total
Balance at December 31, 2017	2,776,583	$—	$2,900	$(1,753)	$(67,166)	$(402)	$(66,421)
Issuance of common stock for employee stock option exercises for promissory notes	48,720	—	71	(71)	—	—	—
Issuance of common stock for employee stock option exercises for cash	7,120	—	9	—	—	—	9
Warrants for common stock	—	—	986	—	—	—	986
Repurchase of common stock	(38,786)	—	(473)	—	—	—	(473)
Forgiveness of stock subscriptions receivable	—	—	—	1,824	—	—	1,824
Conversion of preferred stock to common stock	15,813,297	2	113,190	—	—	—	113,192
Initial public offering - issuance of 9,200,000 shares at $15.00 per share, less closing costs of $11,951	9,200,000	1	126,048	—	—	—	126,049
Stock-based compensation	—	—	606	—	—	—	606
Foreign currency translation adjustment	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	(32,483)	—	(32,483)
Balance at December 31, 2018	27,806,934	3	243,337	—	(99,649)	(416)	143,275
Issuance of common stock for employee stock option exercises for cash	281,744	—	506	—	—	—	506
Restricted Shares Award (“RSA”) and stock option issuances and forfeitures for terminations, net	613,717	—	7,655	—	—	—	7,655
Restricted Stock Units (“RSU”) issuances and forfeitures for terminations, net	—	—	1,065	—	—	—	1,065
Follow-on offering - issuance of 5,345,000 shares at $22.00 per share, less closing costs of $7,141	5,345,000	—	110,449	—	—	—	110,449
Issuance of common stock for warrant exercise	63,600	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	(79,935)	—	(79,935)
Balance at December 31, 2019	34,110,995	$3	$363,012	$—	$(179,584)	$(428)	$183,003
See accompanying notes to consolidated financial statements.

Axonics Modulation Technologies, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(79,935)	$(32,483)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,191	946
Stock-based compensation	8,720	606
Amortization of debt issuance costs	873	338
Provision for doubtful accounts	75	—
Forgiveness of stock subscriptions receivable	—	1,824
Change in fair value of warrants	—	254
Changes in operating assets and liabilities
Accounts receivable	(7,527)	(427)
Inventory	(11,986)	(2,255)
Prepaid expenses and other current assets	(752)	(3,009)
Other assets	(299)	65
Accounts payable	2,446	1,820
Accrued liabilities	1,155	846
Accrued compensation and benefits	2,711	214
Lease liability	(126)	(109)
Net cash used in operating activities	(83,454)	(31,370)
Cash Flows from Investing Activities
Purchases of property and equipment	(1,339)	(1,228)
Purchases of short-term investments	(36,404)	(78,122)
Proceeds from sales and maturities of short-term investments	83,030	19,300
Net cash provided by (used in) investing activities	45,287	(60,050)
Cash Flows from Financing Activities
Payment of debt issuance costs	—	(142)
Proceeds from debt	—	20,000
Proceeds from exercise of stock options	506	9
Proceeds from issuance of common stock upon follow-on public offering	117,590	—
Payment of common stock issuance costs upon follow-on public offering	(7,141)	—
Proceeds from issuance of common stock upon initial public offering	—	138,000
Payment of common stock issuance costs upon initial public offering	—	(11,951)
Proceeds from issuance of preferred stock and noncontrolling interest	—	20,098
Payment of preferred stock issuance costs	—	(199)
Repurchase of common stock	—	(473)
Net cash provided by financing activities	110,955	165,342
Effect of exchange rate changes on cash and cash equivalents	(12)	(14)
Net increase in cash and cash equivalents	72,776	73,908
Cash and cash equivalents, beginning of year	98,306	24,398
Cash and cash equivalents, end of year	$171,082	$98,306
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,436	$751
Cash paid for taxes	$1	$1
Noncash Investing and Financing Activities
Common stock issuance on stock option exercises for promissory notes	$—	$71
Warrants issued as debt issuance costs	$—	$733
Accrued loan fees as debt issuance costs	$—	$1,500
Forgiveness of stock subscriptions receivable	$—	$1,824
See accompanying notes to consolidated financial statements.

AXONICS MODULATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Axonics Modulation Technologies, Inc. (the “Company”), formerly American Restorative Medicine, Inc., was incorporated in the state of Delaware on March 2, 2012. The Company had no operations until October 1, 2013, when the license agreement between Alfred E. Mann Foundation for Scientific Research (“AMF”) and the Company (the “License Agreement”) was entered into. The Company is a medical technology company that has developed and is commercializing an innovative and minimally invasive implantable neurostimulation system. The Company has designed and developed the rechargeable sacral neuromodulation (“SNM”) system (“r-SNM System”), which delivers mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (“OAB”), urinary retention (“UR”) and fecal incontinence (“FI”). The r-SNM System is protected by intellectual property based on Company-generated innovations and patents and other intellectual property licensed from AMF. The Company has marketing approvals in Europe, Canada, and Australia for all relevant clinical indications. On September 6, 2019, the premarket approval (“PMA”) application for the r-SNM System for the treatment of FI was approved by the U.S. Food and Drug Administration (“FDA”) and on November 13, 2019, the PMA application for the r-SNM System for the treatment of OAB and UR was approved by the FDA. Accordingly, the Company began U.S. commercialization of its r-SNM System in the fourth quarter of 2019. Prior to the fourth quarter of 2019, the Company has derived revenue only from its international operations in select markets including England, the Netherlands and Canada, and its activities have consisted primarily of developing the r-SNM System, conducting its RELAX-OAB post-market clinical follow-up study in Europe, its ARTISAN-SNM pivotal clinical study in the United States and hiring and training its U.S. commercial team in preparation for the launch of the r-SNM System in the United States.
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
Follow-On Offering
On November 22, 2019, the Company completed a follow-on offering by issuing 5,345,000 shares of common stock, at an offering price of $22.00 per share, inclusive of 750,000 shares of the Company’s common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds to the Company were approximately $110.4 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Axonics Europe, S.A.S., Axonics Modulation Technologies U.K. Limited and Axonics Modulation Technologies Australia Pty Ltd. Intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior year reported amounts have been reclassified to conform with the 2019 presentation.

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
Revenue Recognition
Revenue recognized during the years ended December 31, 2019 and 2018 relates entirely to the sale of our r-SNM System. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”) as Accounting Standards Codification (“ASC”) Topic 606. The objective of Topic 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC.
The Company has revenue arrangements that consist of a single performance obligation. The Company recognizes revenue at the point in time when it transfers control of promised goods to its customers. Revenue is measured as the amount of consideration it expects to receive in exchange for transferring goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as discounts, where applicable. The Company does not offer rights of return or price protection. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Payment terms, typically less than three months, are offered to the Company’s customers and do not include a significant financing component. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. The Company does not have any contract balances related to product sales. The Company also does not have significant contract acquisition costs related to product sales.
In accordance with Company policy, no allowance for product returns has been provided. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the years ended December 31, 2019 and 2018, the replacement costs were immaterial.

The following table provides additional information pertaining to net revenue disaggregated by geographic market for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
United States	$8,376	$—
International markets	5,444	707
Total net revenue	$13,820	$707
Allowance for Doubtful Accounts
The Company makes estimates of the collectability of accounts receivable. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.
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

Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income within the consolidated statement of comprehensive income (loss). There were no unrealized gains or losses during the years ended December 31, 2019 and 2018.
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
The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2019  and 2018 (in thousands):

	Fair Value Measurements at December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$7,195	$—	$7,195
Corporate notes	2,018	—	—	2,018
U.S. government and agency securities	3,379	—	—	3,379
	$5,397	$7,195	$—	$12,592

	Fair Value Measurements at December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$32,163	$—	$32,163
Corporate notes	12,606	3,156	—	15,762
U.S. government and agency securities	11,293	—	—	11,293
	$23,899	$35,319	$—	$59,218
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Costs and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of December 31, 2019 and 2018, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss. Accumulated other comprehensive loss consists entirely of losses from translation of foreign subsidiaries at December 31, 2019 and 2018. Foreign currency transaction gains and losses are included in results of operations and have not been significant for the periods presented.
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
As of December 31, 2019, the Company had $7.0 million, $1.5 million, and $7.2 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, on hand net of reserves of $0.1 million. As of December 31, 2018, the Company had $0.9 million and $2.7 million of finished goods inventory and raw materials inventory, respectively, on hand. As of December 31, 2018, there were minimal work-in-process inventory on hand.
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
The Company has made certain policy elections to apply to its leases executed post-adoption, or subsequent to January 1, 2018. In accordance with Topic 842, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. Topic 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in Topic 842 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to the Company’s entire portfolio of leases.
Operating lease ROU asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. As of December 31, 2019 and 2018, the remaining lease terms for all of the Company’s operating leases were 7.8 years and 6.6 years, respectively. The discount rate used to determine the present value of all of the Company’s operating leases’ future payments was 7.25% (see Note 4 regarding leases).
Research and Development
Research and development costs are charged to operations as incurred. Research and development costs include salary and personnel-related costs, costs of clinical studies and testing, supplies and materials, and outside consultant costs.
Income Taxes
The Company accounts for income taxes using the asset and liability method to compute the difference between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets. The realization of these deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income in future years. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company evaluates the recoverability of the deferred tax assets annually, and maintains a full valuation allowance on its deferred tax assets. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has no uncertain tax positions.
Stock-Based Compensation
The Company measures the cost of employee and non-employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes compensation cost over the requisite service period (typically the vesting period), generally four years. Forfeitures are estimated at the time of the grant and revised in subsequent periods to reflect differences between the estimates and the number of shares that actually become exercisable. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant) that have service conditions for vesting. Stock options and restricted shares awards vest based on service conditions, typically over four years.

The Company also grants shares of performance-based restricted stock units that typically cliff vest after one year only if the Company has also achieved certain performance objectives as defined and approved by the Company’s board of directors. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives. In addition, the Company also grants market-based restricted stock units that have combined market conditions and service conditions for vesting, for which the Company uses the Monte Carlo valuation model to value equity awards (as of the date of grant).
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
For the years ended December 31, 2019 and 2018, there were 1,737,430 and 9,192,127 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
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
Note 2. Property and Equipment
Property and equipment, net consists of the following (in thousands) at:

	December 31,
	2019	2018
Research and development equipment	$1,086	$885
Computer hardware and software	1,418	811
Tools and molds	1,303	1,110
Leasehold improvements	1,500	1,500
Furniture and fixtures	624	462
Construction in progress	176	—
	6,107	4,768
Less: accumulated depreciation and amortization	(3,060)	(1,984)
	$3,047	$2,784
Depreciation and amortization expense of property and equipment was $1.1 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively.

Note 3. Intangible Asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The intangible asset was recorded at its fair value of $1.0 million at the date contributed in 2013, which is the gross carrying amount of the intangible asset at December 31, 2019 and 2018. Accumulated amortization of the intangible asset is $0.7 million and $0.6 million at December 31, 2019 and 2018, respectively. The Company recorded expense for the amortization of intangible assets of $0.1 million during the years ended December 31, 2019 and 2018. The estimated future amortization expense as of December 31, 2019, is as follows (in thousands):

2020	$115
2021	115
2022	81
$311
Note 4. Commitments and Contingencies
Operating Leases
In August 2014, the Company entered into a five-year operating lease for approximately 12,215 square feet of office space beginning on November 1, 2014, and expiring on October 31, 2019. In June 2019, the lease was amended to extend the expiration date to October 31, 2020. Upon the execution of the amendment, which was deemed to be a lease modification, the Company reassessed the lease liability using the discount rate at the modification date and recorded ROU assets for the same amount. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term.
In November 2017, the Company entered into a seven-year operating lease for approximately 25,548 square feet of office space beginning on August 1, 2018, and expiring on August 31, 2025. In June 2019, the lease was amended to extend the expiration date to October 31, 2027. Upon the execution of the amendment, which was deemed to be a lease modification, the Company reassessed the lease liability using the discount rate at the modification date and recorded ROU assets for the same amount. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease.
In June 2019, the Company entered into an eight-year operating lease (the “New Lease”) for approximately 32,621 square feet of office space beginning on January 15, 2020 and expiring on January 31, 2028 (the “Initial Term”). The Company intends to use these premises as its new principal executive offices and for general office space. The Company intends to utilize its other currently-leased spaces through the lease expiration dates to conduct the training of its sales team and for manufacturing purposes.
The Company did not control the leased premises under the New Lease before the commencement date. The aggregate base rent due over the Initial Term under the terms of the New Lease is approximately $7.4 million (without giving effect to certain rent abatement terms). The Company is also responsible for the payment of additional rent to cover certain costs, taxes, and insurance (“Additional Rent”). The estimated Additional Rent during the Initial Term of the New Lease is approximately $1.9 million. The Company also paid approximately $0.2 million for leasehold improvements, net of the tenant improvement allowance provided in the New Lease of approximately $2.3 million.
The Company has a renewal option to extend the term of the New Lease for a period of five years (the “Renewal Term”) beyond the Initial Term. Under the terms of the New Lease, the base rent payable with respect to each Renewal Term will be equal to the prevailing market rental rent as of the commencement of the applicable Renewal Term. In the event of a default of certain of the Company’s obligations under the New Lease, the Company’s landlord would have the right to terminate the New Lease.
During the years ended December 31, 2019 and 2018, ROU assets obtained in exchange for new operating lease liabilities were $1.5 million and $3.3 million, respectively. As of December 31, 2019 and 2018, the ROU asset has a balance of $4.2 million and $3.1 million, respectively. The operating lease ROU asset is included within the Company’s other non-current assets, and lease liabilities are included in current or noncurrent liabilities on the Company’s consolidated balance sheets. During the years ended December 31, 2019 and 2018, cash paid for amounts included in operating lease liabilities were $0.9 million and $0.5 million, respectively. Amortization of the ROU asset was $0.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the weighted-average remaining lease term for all of the Company’s operating leases were 7.8 years and 6.6 years, respectively. The discount rate used to determine the present value of all of the Company’s operating leases’ future payments was 7.25%.
Total lease cost for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Lease cost
Operating lease cost	$1,031	$518
Short-term lease cost	177	154
Variable lease cost	138	6
Total lease cost	$1,346	$678
Maturities of operating lease liabilities as of December 31, 2019, are as follows (in thousands):

2020	$947
2021	735
2022	768
2023	803
2024	840
Thereafter	2,581
6,674
Less: imputed interest	(1,622)
5,052
Less: operating lease liability, current portion	(602)
Operating lease liability, net of current portion	$4,450
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF licensed the Company certain patents and know-how (collectively, the “AMF IP”) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the “AMF Licensed Products”). The license to the AMF IP allows the Company to make, have made, lease, offer to lease, use, sell, offer for sale, market, promote, advertise, import, research, develop and commercialize the AMF Licensed Products worldwide for the treatment of (i) chronic pain in humans through the application of electrical energy to the nervous system, (ii) inflammatory conditions of the human body through the application of electrical energy to the vagus nerve, a nerve that interfaces with parasympathic control of the heart, lungs and digestive tract and (iii) bladder and bowel dysfunction in humans through the application of electrical energy anywhere in or on the human body, excluding, in each case, any product or method that involves the placement of electrodes or the administration of electrical stimulation inside the cranial cavity or to the ocular nervous system or the auditory nervous system. The Company has the right to expand the field of use for the AMF Licensed Products to the modulation of digestive process and treatment of digestive conditions in humans through the application of electrical energy anywhere in or on the body, subject to the exclusions described above. Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty will automatically increase each year after 2018, subject to a maximum amount of $200,000 per year. The Company generated net revenue of $13.8 million and $0.7 million during the years ended December 31, 2019 and 2018, respectively, and recorded related royalties of $0.6 million and $0.1 million during the years ended December 31, 2019 and 2018, respectively. This royalty expense is included in operating expenses in the consolidated statements of comprehensive loss.
Legal Matters
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the “Medtronic Affiliates”) filed an initial complaint against the Company in the United States District Court for the Central District of California, Case No. 8:19-cv-2115. The Company refers to this matter as the Medtronic Litigation. The complaint asserts that the Company’s r-SNM System infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates (collectively, the “Medtronic Patents”). The complaint requests customary remedies for patent infringement, including (i) a judgment that the Company has infringed and is infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) attorneys’ fees, (iv) a permanent injunction preventing the Company from infringing the Medtronic Patents and (v) costs and expenses. The Company intends to vigorously defend itself against these claims. Given the early stage of the Medtronic Litigation, the Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic Litigation could result in delays in future product developments, reputational harm or other collateral consequences.
In addition to the Medtronic Litigation, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

Note 5. Long-Term Debt
In February 2018, the Company entered into the Loan and Security Agreement (the “Loan Agreement”), with Silicon Valley Bank, providing for a term loan (the “Term Loan”). Pursuant to the Loan Agreement, the Company may request up to $20.0 million in three tranches of term loans with such drawn obligations maturing on June 1, 2021. The Company requested $10.0 million from the first tranche, simultaneously with the entry into the Loan Agreement, which is currently outstanding. The Company may request (a) an additional $5.0 million (“Tranche B”), after the date commencing on the later of (i) the date that the Company achieves positive three-month results in the Company’s ARTISAN-SNM pivotal study, as confirmed to Silicon Valley Bank by a member of the Company’s management team and a member of its board of directors, and (ii) July 1, 2018, and ending on December 31, 2018 and (b) another $5.0 million (“Tranche C”), after the date commencing on the later of (i) the date that Silicon Valley Bank receives evidence, in form and substance reasonably satisfactory to Silicon Valley Bank, that the Company has received its pre-market approval (“PMA”) in the United States for its r-SNM System or gross proceeds from the sale of its equity securities of not less than $20.0 million, and (ii) January 1, 2019, and ending on March 31, 2019, subject to certain terms and conditions. If either Tranche B or Tranche C is drawn, then the maturity of the Term Loan is automatically extended to December 1, 2021.
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
In December 2019, the Company and Silicon Valley Bank entered into a second amendment to the Loan Agreement (the “Second Amendment”). Pursuant to the Second Amendment, Silicon Valley Bank agreed to extend the interest only period from December 31, 2019 to December 31, 2020. In connection with the Second Amendment, the Company paid Silicon Valley Bank a non-refundable fee of $0.2 million. The transaction was accounted for as a debt modification.
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
All obligations under the Term Loan are secured by a first priority lien on substantially all of the Company’s assets, excluding intellectual property assets and more than 65% of the shares of voting capital stock of any of its foreign subsidiaries. The Company has agreed with Silicon Valley Bank not to encumber its intellectual property assets without Silicon Valley Bank’s prior written consent unless a security interest in the underlying intellectual property is necessary to have a security interest in the accounts and proceeds that are part of the assets securing the Term Loan, in which case the Company’s intellectual property shall automatically be included within the assets securing the Term Loan. As of December 31, 2019, the Company was in compliance with all debt covenant requirements under the Term Loan.
Debt, net of unamortized debt issuance costs, consists of the following (in thousands) at:

	December 31,
	2019	2018
Debt, principal	$20,000	$20,000
Accrued loan fees	1,500	1,500
Debt, total	21,500	21,500
Less: unamortized debt issuance costs	(1,164)	(2,037)
Debt, net of unamortized debt issuance costs	$20,336	$19,463
Expected future principal payments for the term loan as of December 31, 2019, are as follows (in thousands):

2020	$—
2021	21,500
$21,500
Note 6. Stockholders’ Equity
Preferred Stock

Prior to the IPO, the Company had outstanding 12,219,315 shares of convertible preferred stock. Upon closing of the Company’s IPO on October 31, 2018, all shares of outstanding convertible preferred stock were automatically converted to 15,813,297 shares of the Company’s common stock. As of December 31, 2019, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share.
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
As a Delaware corporation, the Company will be subject to certain restrictions on dividends under the DGCL. Generally, a Delaware corporation may only pay dividends either out of “surplus” or out of the current or the immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value.
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
Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Years Ended December 31,
	2019	2018
Research and development	$1,725	$197
General and administrative	3,950	361
Sales and marketing	3,045	48
	$8,720	$606
Stock Option Activity
2014 Stock Option Plan
In 2014, the Company established its 2014 Stock Option Plan (the “2014 Plan”), which provides for the granting of stock options to employees, directors, and consultants of the Company. As of December 31, 2019 and 2018, a total of 3,156,295 and 3,178,593 shares have been reserved for issuance under the 2014 Plan, respectively. As of December 31, 2019 and 2018, there were no shares available for grant under the 2014 Plan. The 2018 Omnibus Incentive Plan was adopted upon our IPO and replaced the 2014 Stock Option Plan for future grants.
2018 Omnibus Incentive Plan
On October 18, 2018, the Company adopted the 2018 Omnibus Incentive Plan (the “2018 Plan”), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which it competes. The 2018 Plan provides for awards based on shares of the Company’s common stock. Subject to adjustment by the Company’s board of directors, the total number of shares authorized to be awarded under the 2018 Plan may not exceed 4,562,317. As of December 31, 2019 and 2018, there were 1,965,500 and 4,391,819 shares available for grant under the 2018 Plan, respectively.

The Company had shares of common stock reserved for future issuance as follows at:

	December 31,
	2019	2018
Options outstanding under the 2014 Plan	1,126,140	1,416,147
Options and restricted stock-based awards outstanding under the 2018 Plan	2,560,232	148,200
Options and restricted stock-based awards remaining under the 2018 Plan for future issuance	1,965,500	4,391,819
	5,651,872	5,956,166
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
The option awards issued under the 2014 and 2018 Plans were measured based on fair value. The Company’s fair value calculations were made using the Black-Scholes option pricing model with the following assumptions:

Years Ended December 31,
	2019	2018
Expected term (in years)	5.07 - 6.16	5.00 - 6.96
Stock volatility	70.02% - 77.52%	68.04% - 77.03%
Risk-free interest rate	1.42% - 2.56%	2.26% - 3.07%
Dividend rate	—	—
The Company used the simplified method of determining the expected term of stock options. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. The weighted-average grant date fair value of options granted was $13.79 and $3.62 for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, there was $19.5 million and $2.2 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 3.2 and 2.5 years, respectively.

The following table summarizes stock option activity under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2017	903,857	$1.18
Options granted	668,380	3.55
Options exercised	(55,840)	1.47	$23	(1)
Options forfeited	(2,050)	1.23
Outstanding at December 31, 2018	1,514,347	2.22
Options granted	1,671,044	21.28
Options exercised	(281,744)	1.79	$7,386	(1)
Options forfeited	(56,546)	13.43
Outstanding at December 31, 2019	2,847,101	$13.22	$43,478	(2)
Options exercisable at December 31, 2019	1,031,534	$2.16	$26,453	(2)
_____________________________________________

(1)	Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.

(2)
Represents the total difference between the Company’s closing stock price on the last trading day of 2019 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2019. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

The weighted-average remaining contractual term of options outstanding and exercisable is 7.6 years and 8.4 years at December 31, 2019 and 2018, respectively.
Restricted Shares Awards Activity
As of December 31, 2019 and 2018, there was $11.8 million and $0.4 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 3.3 years and 3.8 years, respectively.

The following table summarizes restricted shares awards activity:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2017	—	$—
Restricted shares awards granted	50,000	14.48
Outstanding at December 31, 2018	50,000	14.48
Restricted shares awards granted	580,667	24.08
Restricted shares awards vested	(27,551)	18.80
Restricted shares awards forfeited	(16,950)	21.09
Outstanding at December 31, 2019	586,166	$23.59
Restricted Stock Units Activity
As of December 31, 2019, there was $4.3 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.5 years.
The following table summarizes restricted stock units activity:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2018	—	$—
Restricted stock units granted	248,104	21.48
Outstanding at December 31, 2019	248,104	$21.48
The restricted stock units granted in 2019 can only be settled in common shares of the Company and accordingly have been accounted for as equity instruments.
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
In 2018 and prior to the IPO, warrants to purchase 66,666 shares of the Company’s Series C Preferred Stock were outstanding and are considered liabilities, the value of which was recorded in current liabilities and was adjusted to fair value at each reporting period with the change reflected in the statements of comprehensive loss. The fair value of the warrants in 2018 at grant date and prior to the IPO approximated $1.0 million using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years, risk-free interest rate of 2.5% and stock volatility of 68.5%. The values of the warrants are accounted for as deferred loan costs and amortized to interest expense on an effective interest method. In connection with the Company’s IPO, the conversion of preferred stock into common stock, and the conversion of the warrants to purchase Series C preferred stock into warrants to purchase common stock, the warrant liability of $1.0 million was reclassified to additional paid-in-capital. The change in fair value of the warrants in 2018 prior to their conversion to permanent equity totaled $0.3 million, which is recorded in interest and other expense.
On July 16, 2019, the Company issued and sold 32,529 shares of our common stock to SVB Financial Group (“SVB”) in connection with the exercise by SVB of its right to purchase 40,000 shares of our common stock under that certain warrant, dated as of February 6, 2018. The exercise price per share was $7.50, and was paid by SVB via forfeiture of shares pursuant to a cashless exercise provision in the warrant.
On May 29, 2019, the Company issued and sold 31,071 shares of our common stock to Life Science Loans II, LLC (“Life Science Loans”) in connection with the exercise by Life Science Loans of its right to purchase 40,000 shares of our common stock under that certain warrant, dated as of February 6, 2018. The exercise price per share was $7.50, and was paid by Life Science Loans via forfeiture of shares pursuant to a cashless exercise provision in the warrant.
No warrants are outstanding at December 31, 2019.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows (in thousands) as of:

	December 31,
	2019	2018
Compensation accruals	$404	$154
Depreciation and amortization	48	(399)
Lease liability	252	262
Net operating loss carryforwards	45,484	26,627
R&D tax credit carryforwards	1,957	1,582
Other	1,795	436
Total deferred tax assets	49,940	28,662
Less: valuation allowance	(49,940)	(28,662)
Total net deferred tax assets	$—	$—
At December 31, 2019, the Company had federal and California net operating loss (“NOL”) carryforwards of approximately $162.5 million. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), use of the Company’s NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling three-year period. The Company has not performed an analysis of changes in ownership for purposes of these Internal Revenue Code sections. Ownership changes could impact the Company’s ability to utilize NOL carryforwards remaining at an ownership change date. The Company’s NOL carryforwards were generated from domestic operations. NOLs expire between 2033 and 2039. At December 31, 2019, the Company also had research and development tax credit carryforwards of approximately $2.0 million, which will expire in 2036 to 2039. Approximately $0.9 million and $0.6 million of these research and development tax credit carryforwards are included in prepaid expenses and other current assets on the Company’s consolidated balance sheets at December 31, 2019 and 2018, respectively, as they are expected to be utilized in 2020 as a credit to offset payroll taxes. The remaining amount of research and development tax credit carryforwards are included in net deferred tax assets. Income tax expense, consisting of state income taxes in California, were minimal during the years ended December 31, 2019 and 2018.
The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Years Ended December 31,
	2019	2018
Tax at statutory federal rate	21.0%	21.0%
State tax, net of federal benefit	7.0%	7.0%
Excess tax benefits related to stock-based compensation	(1.0)%	(0.4)%
Change in valuation allowance	(26.5)%	(27.4)%
Other	(0.5)%	(0.2)%
Effective tax rate	—%	—%

Note 9. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the years ended December 31, 2019 and 2018, the Company contributions to the plan amounted to $1.1 million and $0.3 million, respectively.
Note 10. Related Party Transactions
The Company has a License Agreement and corresponding royalties incurred with AMF, which is also a stockholder of the Company. John Petrovich, a former member of the Company’s board of directors is the President, Chief Executive Officer, Senior Vice President, Business Development, and General Counsel of AMF. For additional information, see Note 4.
The Company incurred minimal amounts and $0.1 million during the years ended December 31, 2019 and 2018, respectively, to a scientific advisor who is also a non-management stockholder of the Company. There were no amounts payable to this advisor at December 31, 2019. Amounts payable to this advisor were minimal at December 31, 2018.
The Company incurred $0.1 million and $0.3 million during the years ended December 31, 2019 and 2018, respectively, for engineering and design services to a company that is owned by a non-management stockholder of the Company. There were no amounts payable to this company at December 31, 2019. Amounts payable to this company were minimal at December 31, 2018.
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
None.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2019. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm due to an exemption for emerging growth companies pursuant to the provisions of the JOBS Act.
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

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2019 and delivered to stockholders in connection with our 2020 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2019 and delivered to stockholders in connection with our 2020 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2019 and delivered to stockholders in connection with our 2020 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2019 and delivered to stockholders in connection with our 2020 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2019 and delivered to stockholders in connection with our 2020 annual meeting of stockholders.
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

3.	Exhibits:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (X)
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38721	3.1	11/05/2018

3.2	Amended and Restated Bylaws.	8-K	001-38721	3.2	11/05/2018
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1	333-227732	4.1	10/5/2018
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated March 29, 2018, by and among the Registrant and the Investors party thereto.	S-1	333-227732	4.2	10/5/2018
4.3	Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated October 17, 2018, by and among the Registrant and the Investors party thereto.	S-1/A	333-227732	4.3	10/22/2018
4.4	Description of Securities.					X
10.1+	2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.8	10/22/2018
10.2+	Form of Option Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.9	10/22/2018
10.3+	Form of Restricted Shares Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.10	10/22/2018
10.4+	Form of RSU Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.11	10/22/2018
10.5+#	Form of Debt Forgiveness Agreement and Cancellation of Note (Tax Withholding-Shares).	S-1	333-227732	10.28	10/5/2018
10.6+#	Form of Debt Forgiveness Agreement and Cancellation of Note (Tax Withholding-Cash).	S-1	333-227732	10.29	10/5/2018
10.7	Loan and Security Agreement, dated February 6, 2018, by and between Silicon Valley Bank.	S-1	333-227732	10.16	10/5/2018
10.8	Amendment to Loan and Security Agreement, dated October 22, 2018, by and between Silicon Valley Bank and the Registrant.	S-1/A	333-227732	10.31	10/22/2018
10.9	Second Amendment to Loan and Security Agreement, dated as of December 30, 2019, by and between Axonics Modulation Technologies, Inc. and Silicon Valley Bank.	8-K	001-38721	1.1	1/2/2020
10.10	Lease, dated November 30, 2017, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.13	10/5/2018

10.11	First Amendment to Lease, dated April 12, 2018, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.14	10/5/2018
10.12	Second Amendment to Lease, dated July 11, 2018, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.15	10/5/2018
10.13	Third Amendment to Lease, dated June 28, 2019, by and between The Irvine Company LLC and Axonics Modulation Technologies, Inc.	8-K	001-38721	10.1	7/12/2019
10.14+	Executive Employment Agreement, dated June 5, 2019, by and between Raymond W. Cohen and the Registrant.	10-Q	001-38721	10.2	8/5/2019
10.15+	Executive Employment Agreement, dated June 5, 2019, by and between Dan L. Dearen and the Registrant.	10-Q	001-38721	10.3	8/5/2019
10.16+	Executive Employment Agreement, dated June 5, 2019, by and between Rinda Sama and the Registrant.	10-Q	001-38721	10.4	8/5/2019
10.17	License Agreement, dated October 1, 2013, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.1	10/5/2018
10.18	First Amendment to License Agreement, dated February 19, 2014, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.2	10/5/2018
10.19	Second Amendment to License Agreement, dated February 25, 2014, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.3	10/5/2018
10.20	Side Letter, dated October 1, 2013, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.4	10/5/2018
10.21	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-227732	10.12	10/22/2018
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS**	XBRL Instance Document.	X
101.SCH**	XBRL Taxonomy Extension Schema Document.	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+	Indicates management contract or compensatory plan.
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

AXONICS MODULATION TECHNOLOGIES, INC.
Date: March 4, 2020	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints each of Raymond W. Cohen and Dan L. Dearen as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or case to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2020	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 4, 2020	By:	/s/ Dan L. Dearen
Dan L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 4, 2020	By:	/s/ Raphaël Wisniewski
Raphaël Wisniewski
Chairman of the Board and Director

Date: March 4, 2020	By:	/s/ Erik Amble, Ph.D.
Erik Amble, Ph.D.
Director

Date: March 4, 2020	By:	/s/ Juliet Tammenoms Bakker
Juliet Tammenoms Bakker
Director

Date: March 4, 2020	By:	/s/ Michael H. Carrel
Michael H. Carrel
Director

Date: March 4, 2020	By:	/s/ Jane E. Kiernan
Jane E. Kiernan
Director

Date: March 4, 2020	By:	/s/ Robert E. McNamara
Robert E. McNamara
Director

Date: March 4, 2020	By:	/s/ Nancy Snyderman, M.D., FACS
Nancy Snyderman, M.D., FACS
Director