Form 10-Q
period 2020-06-30
Axonics Modulation Technologies, Inc.
filed 2020-08-06
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of August 3, 2020, 39,523,037 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•	unanticipated safety concerns related to the use of our proprietary rechargeable sacral neuromodulation (SNM) system (r-SNM System);

•	U.S. Food and Drug Administration (FDA) or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;

•	intellectual property, product liability or other litigation against us, our third-party manufacturers or other parties on which we rely or litigation against our general industry;

•	any termination or loss of intellectual property rights;

•	any voluntary or regulatory mandated product recalls;

•	adverse developments concerning our manufacturers or suppliers or any future strategic partnerships;

•	introductions and announcements of new technologies by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	announcements of regulatory approval or disapproval of our r-SNM and any future enhancements to our r-SNM System;

•	adverse results from or delays in clinical studies of our r-SNM System;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	success or failure of competitive products or therapies in the SNM market;

•	changes in the structure of healthcare payment of our r-SNM System;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the medical technology industry and issuance of securities analysts’ reports or recommendations;

•	rumors and market speculation involving us or other companies in our industry;

•	sales of substantial amounts of our stock by directors, officers or significant stockholders, or the expectation that such sales might occur;

•	general economic, industry and market conditions, including the size and growth, if any, of the market;

•	additions or departures of key personnel;

•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;

•	the results of any ongoing or future legal proceedings; and

•	the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of the government and consumers on our business, financial condition and results of operations.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (SEC). In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report on Form 10-Q and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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

Part I—Financial Information
Item 1.    Condensed Consolidated Financial Statements (unaudited)
Axonics Modulation Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$287,679	$171,082
Short-term investments	—	12,592
Accounts receivable, net of allowance for doubtful accounts of $589 and $75 at June 30, 2020 and December 31, 2019, respectively	14,115	7,879
Inventory, net	30,138	15,659
Prepaid expenses and other current assets	3,573	4,468
Total current assets	335,505	211,680
Property and equipment, net	5,562	3,047
Intangible asset, net	254	311
Other assets	7,415	4,784
Total assets	$348,736	$219,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,728	$5,882
Accrued liabilities	3,961	2,174
Accrued compensation and benefits	5,289	3,375
Operating lease liability, current portion	851	602
Debt, current portion	10,000	—
Total current liabilities	30,829	12,033
Operating lease liability, net of current portion	9,261	4,450
Debt, net of unamortized debt issuance costs, net of current portion	10,750	20,336
Total liabilities	50,840	36,819
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.0001, 50,000,000 shares authorized at June 30, 2020 and December 31, 2019; 39,462,405 and 34,110,995 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	512,588	363,012
Accumulated deficit	(213,983)	(179,584)
Accumulated other comprehensive loss	(713)	(428)
Total stockholders’ equity	297,896	183,003
Total liabilities and stockholders’ equity	$348,736	$219,822
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics Modulation Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$15,213	$1,488	$41,509	$2,565
Cost of goods sold	8,463	772	18,358	1,320
Gross profit	6,750	716	23,151	1,245
Operating Expenses
Research and development	6,398	4,874	13,282	9,093
General and administrative	5,537	4,362	13,190	8,377
Sales and marketing	14,220	10,750	30,789	16,664
Total operating expenses	26,155	19,986	57,261	34,134
Loss from operations	(19,405)	(19,270)	(34,110)	(32,889)
Other Income (Expense)
Interest income	65	839	707	1,873
Interest and other expense	(443)	(629)	(995)	(1,161)
Other income (expense), net	(378)	210	(288)	712
Loss before income tax expense	(19,783)	(19,060)	(34,398)	(32,177)
Income tax expense	—	1	1	1
Net loss	(19,783)	(19,061)	(34,399)	(32,178)
Foreign currency translation adjustment	(108)	(43)	(285)	(53)
Comprehensive loss	$(19,891)	$(19,104)	$(34,684)	$(32,231)

Net loss per share, basic and diluted (see Note 1)	$(0.54)	$(0.68)	$(0.98)	$(1.15)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	36,440,846	27,945,393	35,040,180	27,887,121
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics Modulation Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2019	34,110,995	$3	$363,012	$(179,584)	$(428)	$183,003
Issuance of common stock for employee stock option exercises for cash	181,456	—	344	—	—	344
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net	171,875	—	3,039	—	—	3,039
Restricted Stock Units (RSU) issuances and forfeitures for terminations, net	46,336	—	883	—	—	883
Foreign currency translation adjustment	—	—	—	—	(177)	(177)
Net loss	—	—	—	(14,616)	—	(14,616)
Balance at March 31, 2020	34,510,662	3	367,278	(194,200)	(605)	172,476
Issuance of common stock for employee stock option exercises for cash	319,680	—	1,008	—	—	1,008
RSA issuances and forfeitures for terminations, net	32,063	—	2,969	—	—	2,969
RSU issuances and forfeitures for terminations, net	—	—	847	—	—	847
Follow-on offering - issuance of 4,600,000 shares at $32.50 per share, less closing costs of $9,013	4,600,000	1	140,486	—	—	140,487
Foreign currency translation adjustment	—	—	—	—	(108)	(108)
Net loss	—	—	—	(19,783)	—	(19,783)
Balance at June 30, 2020	39,462,405	$4	$512,588	$(213,983)	$(713)	$297,896

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	27,806,934	$3	$243,337	$(99,649)	$(416)	$143,275
Issuance of common stock for employee stock option exercises for cash	41,740	—	44	—	—	44
RSA issuances and forfeitures for terminations, net	352,417	—	977	—	—	977
RSU issuances and forfeitures for terminations, net	—	—	165	—	—	165
Foreign currency translation adjustment	—	—	—	—	(10)	(10)
Net loss	—	—	—	(13,117)	—	(13,117)
Balance at March 31, 2019	28,201,091	3	244,523	(112,766)	(426)	131,334
Issuance of common stock for employee stock option exercises for cash	136,164	—	308	—	—	308
RSA issuances and forfeitures for terminations, net	112,417	—	1,629	—	—	1,629
RSU issuances and forfeitures for terminations, net	—	—	246	—	—	246
Issuance of common stock for warrant exercise	31,071	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(43)	(43)
Net loss	—	—	—	(19,061)	—	(19,061)
Balance at June 30, 2019	28,480,743	$3	$246,706	$(131,827)	$(469)	$114,413
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics Modulation Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(34,399)	$(32,178)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	806	570
Stock-based compensation	7,738	3,017
Amortization of debt issuance costs	414	434
Provision for doubtful accounts	514	—
Other items, net	81	—
Changes in operating assets and liabilities
Accounts receivable	(6,750)	(859)
Inventory	(14,427)	(4,302)
Prepaid expenses and other current assets	975	891
Other assets	116	(5)
Accounts payable	4,846	(881)
Accrued liabilities	1,574	1,027
Accrued compensation and benefits	1,914	920
Lease liability	316	(48)
Net cash used in operating activities	(36,282)	(31,414)
Cash Flows from Investing Activities
Purchases of property and equipment	(1,267)	(729)
Purchases of short-term investments	—	(33,231)
Proceeds from sales and maturities of short-term investments	12,592	49,449
Net cash provided by investing activities	11,325	15,489
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon follow-on public offering	149,500	—
Payment of common stock issuance costs upon follow-on public offering	(9,013)	—
Proceeds from exercise of stock options	1,352	352
Net cash provided by financing activities	141,839	352
Effect of exchange rate changes on cash and cash equivalents	(285)	(53)
Net increase (decrease) in cash and cash equivalents	116,597	(15,626)
Cash and cash equivalents, beginning of year	171,082	98,306
Cash and cash equivalents, end of period	$287,679	$82,680
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$593	$730
Cash paid for taxes	$—	$1
See accompanying notes to unaudited condensed consolidated financial statements.

AXONICS MODULATION TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Axonics Modulation Technologies, Inc. (the Company), formerly American Restorative Medicine, Inc., was incorporated in the state of Delaware on March 2, 2012. The Company had no operations until October 1, 2013, when the license agreement between Alfred E. Mann Foundation for Scientific Research (AMF) and the Company (the License Agreement) was entered into. The Company is a medical technology company that has developed and is commercializing innovative and minimally invasive implantable neurostimulation systems. The Company has designed and developed the rechargeable sacral neuromodulation (SNM) system (r-SNM System), which delivers mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (OAB), urinary retention (UR) and fecal incontinence (FI). The r-SNM System is protected by intellectual property based on Company-generated innovations and patents and other intellectual property licensed from AMF. The Company has marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications. On September 6, 2019, the premarket approval (PMA) application for the r-SNM System for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) and on November 13, 2019, the PMA application for the r-SNM System for the treatment of OAB and UR was approved by the FDA. Accordingly, the Company began U.S. commercialization of its r-SNM System in the fourth quarter of 2019. Prior to the fourth quarter of 2019, the Company derived revenue only from its international operations in select markets including England, the Netherlands and Canada, and its activities have consisted primarily of developing the r-SNM System, conducting its RELAX-OAB post-market clinical follow-up study in Europe, its ARTISAN-SNM pivotal clinical study in the United States and hiring and training its U.S. commercial team in preparation for the launch of the r-SNM System in the United States.
Initial Public Offering
On November 2, 2018, the Company completed its initial public offering (IPO) by issuing 9,200,000 shares of common stock, at an offering price of $15.00 per share, inclusive of 1,200,000 shares of the Company’s common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds were approximately $126.0 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into an aggregate of 15,813,297 shares of common stock, and the Company’s outstanding warrants to purchase shares of Series C convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of 80,000 shares of common stock (see Note 5).
November 2019 Follow-On Offering
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
May 2020 Follow-On Offering
On May 12, 2020, the Company completed a follow-on offering by issuing 4,600,000 shares of common stock, at an offering price of $32.50 per share, inclusive of 600,000 shares of the Company’s common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds to the Company were approximately $140.5 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company.
Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Axonics Europe, S.A.S., Axonics Modulation Technologies U.K. Limited and Axonics Modulation Technologies Australia Pty Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
Interim Financial Statements
The interim financial statements and related footnote disclosures as of and for the three and six months ended June 30, 2020 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2020 in accordance with United States (U.S.) generally accepted accounting principles (GAAP), however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed with the SEC on March 4, 2020).
COVID-19
The recent COVID-19 outbreak, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has adversely affected the Company’s business in several ways. The primary impact on the Company’s business has been the cancellation or delay of elective procedures in certain areas to allow health care facilities to prioritize the treatment of COVID-19 patients, which has materially reduced the number of procedures using the Company’s r-SNM System. If governmental authorities recommend that it is deemed advisable for health care facilities to not perform outpatient elective procedures as was the case in late March and April, the Company expects it would materially harm the Company’s revenues and potentially increase the Company’s operating loss. These challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. If these delays in procedures lasts longer than expected, the Company may have to scale back the Company’s business, including reducing headcount, which could have a negative impact on the Company’s long-term operations. Even after it is deemed advisable to resume conducting elective procedures, some patients may delay scheduling procedures to avoid traveling to health care facilities which they may feel are unsafe. The Company could also experience other negative impacts of the COVID-19 outbreak such as the lack of availability of the Company’s key personnel, temporary closures of the Company’s office or the facilities of the Company’s business partners, customers, third party service providers or other vendors, and the interruption of the Company’s supply chain, distribution channels, liquidity and capital or financial markets.
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
Revenue Recognition
Revenue recognized during the three and six months ended June 30, 2020 and 2019 relates entirely to the sale of our r-SNM System. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09) as Accounting Standards Codification (ASC) Topic 606. The objective of Topic 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC.
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
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.2 million and zero at June 30, 2020 and December 31, 2019, respectively. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three and six months ended June 30, 2020 and 2019, the replacement costs were immaterial.
The following table provides additional information pertaining to net revenue disaggregated by geographic market for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$14,648	$—	$39,694	$—
International markets	565	1,488	1,815	2,565
Total net revenue	$15,213	$1,488	$41,509	$2,565

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
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income within the condensed consolidated statement of comprehensive income (loss). There were no unrealized gains or losses during the three and six months ended June 30, 2020 and 2019.
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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

Fair Value Measurements at June 30, 2020
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$—	$—	$—
Corporate notes	—	—	—	—
U.S. government and agency securities	—	—	—	—
	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$7,195	$—	$7,195
Corporate notes	2,018	—	—	2,018
U.S. government and agency securities	3,379	—	—	3,379
	$5,397	$7,195	$—	$12,592

Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Costs and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of June 30, 2020 and December 31, 2019, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss. Accumulated other comprehensive loss consists entirely of losses from translation of foreign subsidiaries at June 30, 2020 and December 31, 2019. Foreign currency transaction gains and losses are included in results of operations and have not been significant for the periods presented.
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
As of June 30, 2020, the Company had $14.1 million, $2.7 million and $13.3 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, on hand net of reserves that were minimal. As of December 31, 2019, the Company had $7.0 million, $1.5 million and $7.2 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, on hand net of reserves of $0.1 million.
Vendor Concentration
As of June 30, 2020 and December 31, 2019, there were two and no vendors, respectively, who accounted for over 10% of the Company’s consolidated accounts payable.
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
Intangible Asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the IPO, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. Accumulated amortization of the intangible asset is $0.7 million at June 30, 2020 and December 31, 2019. The Company recorded expense for the amortization of intangible assets of $0.1 million during the six months ended June 30, 2020 and 2019. The amortization of the intangible asset was minimal during the three months ended June 30, 2020 and 2019. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date.
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

Leases
Effective January 1, 2018, the Company early adopted ASU No. 2016-02, “Leases (Topic 842)”, the comprehensive new lease standard issued by the FASB. The most significant impact was the recognition of right-of-use (ROU) assets and lease liabilities for operating leases. The Company determines if an arrangement is a lease at inception and includes operating leases on the Company’s consolidated balance sheets. The operating lease ROU asset is included within the Company’s other non-current assets, and lease liabilities are included in current or noncurrent liabilities on the Company’s condensed consolidated balance sheets.
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
Operating lease ROU asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. As of June 30, 2020 and December 31, 2019, the weighted-average remaining lease terms for the Company’s operating leases were 7.4 years and 7.8 years, respectively. The weighted-average discount rate used to determine the present value of the Company’s operating leases’ future payments was 6.9% and 7.25% as of June 30, 2020 and December 31, 2019, respectively (see Note 3 regarding leases).
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
For the three and six months ended June 30, 2020, there were 2,275,096 and 2,229,678 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss. For the three and six months ended June 30, 2019, there were 2,085,173 and 1,641,593 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for annual periods beginning after December 15, 2019, which was the Company’s first quarter of fiscal year 2020, with early adoption permitted. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements and is intended to improve the effectiveness of disclosures, including the consideration of costs and benefits. This guidance is effective for annual periods beginning after December 15, 2019, which was the Company’s first quarter of fiscal year 2020, with early adoption permitted. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands guidance on accounting for share-

based payment awards, which includes share-based payment transactions for acquiring goods and services from nonemployees and aligns the accounting for share-based payments for employees and non-employees. This guidance is effective for annual periods beginning after December 15, 2018, which was the Company’s first quarter of fiscal year 2019, with early adoption permitted. The guidance should be applied to new awards granted after the date of adoption. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which updates the methodology used to measure current expected credit losses (CECL). This guidance applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This guidance replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings (deficit) in the period of adoption. This guidance is expected to be effective for the Company at December 31, 2020, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements or related disclosures as well as the timing of adoption.
Note 2. Property and Equipment
Property and equipment, net consists of the following (in thousands) at:

	June 30,	December 31,
	2020	2019
Research and development equipment	$1,296	$1,086
Computer hardware and software	1,721	1,418
Tools and molds	1,596	1,303
Leasehold improvements	3,513	1,500
Furniture and fixtures	1,192	624
Construction in progress	53	176
	9,371	6,107
Less: accumulated depreciation and amortization	(3,809)	(3,060)
	$5,562	$3,047

Depreciation and amortization expense of property and equipment was $0.3 million and $0.7 million for the three and six months ended June 30, 2020, respectively. Depreciation and amortization expense of property and equipment was $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.
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
In June 2019, the Company entered into an eight-year operating lease (the New Lease) for approximately 32,621 square feet of office space beginning on January 15, 2020 and expiring on January 31, 2028 (the Initial Term). The Company uses these premises as its new principal executive offices and for general office space. The Company is utilizing its other currently-leased spaces through the lease expiration dates to conduct the training of its sales team and for manufacturing purposes. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term. The Company has a renewal option to extend the term of the New Lease for a period of five years (the Renewal Term) beyond the Initial Term. Under the terms of the New Lease, the base rent payable with respect to each Renewal Term will be equal to the prevailing market rental rent as of the commencement of the applicable Renewal Term. In the event of a default of certain of the Company’s obligations under the New Lease, the Company’s landlord would have the right to terminate the New Lease.
During the three and six months ended June 30, 2020, ROU assets obtained in exchange for new operating lease liabilities were none and $3.0 million, respectively. There were no ROU assets obtained in exchange for new operating lease liabilities during the three and six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, the ROU asset has a balance of $6.8 million and $4.2 million, respectively. The operating lease ROU asset is included within the Company’s other non-current assets, and lease liabilities are included in current or noncurrent liabilities on the Company’s condensed consolidated balance sheets. During the three and six months ended June 30, 2020, cash paid for amounts included in operating lease liabilities were $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2019, cash paid for amounts included in operating lease liabilities were $0.2 million and $0.4 million, respectively. Amortization of the ROU asset was $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively. Amortization of the ROU asset was $0.1 million for the three and six months ended June 30, 2019.
As of June 30, 2020 and December 31, 2019, the weighted-average remaining lease term for the Company’s operating leases were 7.4 years and 7.8 years, respectively. The weighted-average discount rate used to determine the present value of the Company’s operating leases’ future payments was 6.9% and 7.25% as of June 30, 2020 and December 31, 2019, respectively.
Total lease cost for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$490	$240	$981	$480
Short-term lease cost	29	52	68	107
Variable lease cost	35	30	58	43
Total lease cost	$554	$322	$1,107	$630

License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). The license to the AMF IP allows the Company to make, have made, lease, offer to lease, use, sell, offer for sale, market, promote, advertise, import, research, develop and commercialize the AMF Licensed Products worldwide for the treatment of (i) chronic pain in humans through the application of electrical energy to the nervous system, (ii) inflammatory conditions of the human body through the application of electrical energy to the vagus nerve, a nerve that interfaces with parasympathetic control of the heart, lungs and digestive tract and (iii) bladder and bowel dysfunction in humans through the application of electrical energy anywhere in or on the human body, excluding, in each case, any product or method that involves the placement of electrodes or the administration of electrical stimulation inside the cranial cavity or to the ocular nervous system or the auditory nervous system. The Company has the right to expand the field of use for the AMF Licensed Products to the modulation of digestive process and treatment of digestive conditions in humans through the application of electrical energy anywhere in or on the body, subject to the exclusions described above. Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty will automatically increase each year after 2018, subject to a maximum amount of $200,000 per year. The Company generated net revenue of $15.2 million and $41.5 million during the three and six months ended June 30, 2020, respectively, and recorded related royalties of $0.6 million and $1.6 million during the three and six months ended June 30, 2020, respectively. The Company generated net revenue of $1.5 million and $2.6 million during the three and six months ended June 30, 2019, respectively, and recorded related royalties of $0.1 million each during the three and six months ended June 30, 2019. Accrued royalty is included within accrued liabilities on the Company’s condensed consolidated balance sheets.
Legal Matters
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed an initial complaint against the Company in the United States District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. The Company refers to this matter as the Medtronic Litigation. The complaint asserts that the Company’s r-SNM System infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that the Company has infringed and is infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing the Company from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The Company believes the allegations are without merit and is vigorously defending itself against them. Given the early stage of the Medtronic Litigation, the Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
On March 16, 2020, the Company filed seven petitions before the United States Patent and Trademark Office (USPTO) requesting inter partes review (IPR) to contest the validity of each of the Medtronic patents that Medtronic has alleged are being infringed by Axonics. The timing of the IPR process is defined by statute.  In most circumstances, the USPTO will take six months to determine whether to institute an IPR petition.  If instituted, the USPTO will usually render a decision on the validity of a contested patent within twelve months of instituting the review. The Company filed a motion to stay the proceedings before the United States District Court for the Central District of California pending resolution of the IPR process. The Company’s motion was granted by the court on May 8, 2020.

In addition to the Medtronic Litigation, the Company is involved in claims, legal proceedings, and investigations arising out of its operations in the normal course of business.
Note 4. Long-Term Debt
In February 2018, the Company entered into the Loan and Security Agreement (the Loan Agreement), with Silicon Valley Bank, providing for a term loan (the Term Loan). Pursuant to the Loan Agreement, the Company may request up to $20.0 million in three tranches of term loans with such drawn obligations maturing on June 1, 2021. The Company requested $10.0 million from the first tranche, simultaneously with the entry into the Loan Agreement, which is currently outstanding. The Company may request (a) an additional $5.0 million (Tranche B), after the date commencing on the later of (i) the date that the Company achieves positive three-month results in the Company’s ARTISAN-SNM pivotal study, as confirmed to Silicon Valley Bank by a member of the Company’s management team and a member of its board of directors, and (ii) July 1, 2018, and ending on December 31, 2018 and (b) another $5.0 million (Tranche C), after the date commencing on the later of (i) the date that Silicon Valley Bank receives evidence, in form and substance reasonably satisfactory to Silicon Valley Bank, that the Company has received its PMA in the United States for its r-SNM System or gross proceeds from the sale of its equity securities of not less than $20.0 million, and (ii) January 1, 2019, and ending on March 31, 2019, subject to certain terms and conditions. If either Tranche B or Tranche C is drawn, then the maturity of the Term Loan is automatically extended to December 1, 2021.
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
In October 2018, the Company and Silicon Valley Bank entered into an amendment to the Loan Agreement (the Loan Amendment) in connection with which the Company requested the full $5.0 million from Tranche B and the full $5.0 million from Tranche C. The Company received the $10.0 million from both tranches in October 2018. Pursuant to the Loan Amendment, Silicon Valley Bank agreed to (i) extend the interest only period from June 30, 2019 to December 31, 2019, without requiring the receipt of the Company’s PMA in the United States for the r-SNM System, and (ii) make Tranche C available immediately instead of January 1, 2019. In addition, as a result of the Company’s request of the full $5.0 million from Tranche B and the full $5.0 million from Tranche C, the maturity of the Term Loan has been automatically extended to December 1, 2021. The transaction was accounted for as a debt modification. See Note 5 for discussion regarding stock warrants granted in connection with the Term Loan.
In December 2019, the Company and Silicon Valley Bank entered into a second amendment to the Loan Agreement (the Second Amendment). Pursuant to the Second Amendment, Silicon Valley Bank agreed to extend the interest only period from December 31, 2019 to December 31, 2020. In connection with the Second Amendment, the Company paid Silicon Valley Bank a non-refundable fee of $0.2 million. The transaction was accounted for as a debt modification.
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

All obligations under the Term Loan are secured by a first priority lien on substantially all of the Company’s assets, excluding intellectual property assets and more than 65% of the shares of voting capital stock of any of its foreign subsidiaries. The Company has agreed with Silicon Valley Bank not to encumber its intellectual property assets without Silicon Valley Bank’s prior written consent unless a security interest in the underlying intellectual property is necessary to have a security interest in the accounts and proceeds that are part of the assets securing the Term Loan, in which case the Company’s intellectual property shall automatically be included within the assets securing the Term Loan. As of June 30, 2020, the Company was in compliance with all debt covenant requirements under the Term Loan.
Debt, net of unamortized debt issuance costs, consists of the following (in thousands) at:

	June 30,	December 31,
	2020	2019
Debt, principal	$20,000	$20,000
Accrued loan fees	1,500	1,500
Debt, total	21,500	21,500
Less: unamortized debt issuance costs	(750)	(1,164)
Debt, net of unamortized debt issuance costs	20,750	20,336
Less: debt, current portion	(10,000)	—
Debt, net of unamortized debt issuance costs, net of current portion	$10,750	$20,336

Note 5. Stock-based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$825	$472	$1,611	$693
General and administrative	1,537	776	3,278	1,421
Sales and marketing	1,454	627	2,849	903
	$3,816	$1,875	$7,738	$3,017

Stock Option Activity
The option awards issued under the 2014 Stock Option Plan (the 2014 Plan) and the 2018 Omnibus Incentive Plan (the 2018 Plan) were measured based on fair value. The Company’s fair value calculations were made using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	—	5.07 - 6.08	6.05	5.07 - 6.16
Stock volatility	—	70.02% - 71.38%	72.01%	70.02% - 71.38%
Risk-free interest rate	—	1.76% - 2.36%	1.37%	1.76% - 2.56%
Dividend rate	—	—	—	—

The Company used the simplified method of determining the expected term of stock options. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were no stock option grants for the three months ended June 30, 2020. The weighted-average grant date fair value of options granted was $18.56 for the six months ended June 30, 2020. The weighted-average grant date fair value of options granted was $21.10 and $12.49 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020 and December 31, 2019, there was $15.4 million and $19.5 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.8 years and 3.2 years, respectively.
The following table summarizes stock option activity under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,847,101	$13.22
Options granted	5,000	29.03
Options exercised	(501,136)	2.70	$15,864	(1)
Options forfeited	(41,135)	23.73
Outstanding at June 30, 2020	2,309,830	$15.35	$45,896	(2)
_____________________________________________

(1)	Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.

(2)
Represents the total difference between the Company’s closing stock price on the last trading day of the second quarter of 2020 and the stock option exercise price, multiplied by the number of in-the-money options as of June 30, 2020. The amount of intrinsic value will change based on the fair market value of the Company’s stock.

The weighted-average remaining contractual term of options outstanding and exercisable is 8.0 years and 7.6 years at June 30, 2020 and December 31, 2019, respectively.
Restricted Shares Awards Activity
As of June 30, 2020 and December 31, 2019, there was $14.8 million and $11.8 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 3.3 years.

The following table summarizes restricted shares awards activity:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2019	586,166	$23.59
Restricted shares awards granted	228,000	26.39
Restricted shares awards vested	(109,193)	20.34
Restricted shares awards forfeited	(24,062)	23.76
Outstanding at June 30, 2020	680,911	$25.04

Restricted Stock Units Activity
As of June 30, 2020 and December 31, 2019, there was $2.8 million and $4.3 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.1 years and 1.5 years, respectively.
The following table summarizes restricted stock units activity:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2019	248,104	$21.48
Restricted stock units granted	8,000	29.03
Restricted stock units vested	(46,336)	14.19
Outstanding at June 30, 2020	209,768	$23.37

Warrant Exercise
On July 16, 2019, the Company issued and sold 32,529 shares of its common stock to SVB Financial Group (SVB) in connection with the exercise by SVB of its right to purchase 40,000 shares of common stock under that certain warrant, dated as of February 6, 2018. The exercise price per share was $7.50, and was paid by SVB via forfeiture of shares pursuant to a cashless exercise provision in the warrant.
On May 29, 2019, the Company issued and sold 31,071 shares of its common stock to Life Science Loans II, LLC (Life Science Loans) in connection with the exercise by Life Science Loans of its right to purchase 40,000 shares of common stock under that certain warrant, dated as of February 6, 2018. The exercise price per share was $7.50, and was paid by Life Science Loans via forfeiture of shares pursuant to a cashless exercise provision in the warrant.
No warrants were outstanding at June 30, 2020.
Note 6. Income Taxes
The Company used an annual effective tax rate approach to calculate income taxes for the three and six months ended June 30, 2020 and 2019. The annual effective tax rate of approximately 0% differs from the federal statutory tax rate due primarily to providing a full valuation allowance on net deferred tax assets.

At December 31, 2019, the Company had federal and California net operating loss (NOL) carryforwards of approximately $162.5 million. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), use of the Company’s NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling three-year period. The Company has not performed an analysis of changes in ownership for purposes of these Internal Revenue Code sections. Ownership changes could impact the Company’s ability to utilize NOL carryforwards remaining at an ownership change date. The Company’s NOL carryforwards were generated from domestic operations. The federal NOLs from the 2013-2017 tax years will expire between 2033 and 2037 and NOLs from 2018-2019 will carryover indefinitely. The state NOLs will expire between 2033 and 2039. At December 31, 2019, the Company also had research and development tax credit carryforwards of approximately $2.0 million, which will expire in 2036 to 2039. Approximately $0.9 million of these research and development tax credit carryforwards are included in prepaid expenses and other current assets on the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019, as they are expected to be utilized in 2020 as a credit to offset payroll taxes. The remaining amount of research and development tax credit carryforwards are included in net deferred tax assets.
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
Note 7. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the three and six months ended June 30, 2020, the Company contributions to the plan amounted to $0.4 million and $0.8 million, respectively. During the three and six months ended June 30, 2019, the Company contributions to the plan amounted to and $0.3 million and $0.4 million, respectively.
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
Overview
We are a medical technology company that has developed and is commercializing innovative and minimally invasive implantable sacral neuromodulation (SNM) systems used to treat patients with urinary urge incontinence (UUI) and urinary urgency frequency (UUF), together referred to as overactive bladder (OAB), fecal incontinence (FI), and non-obstructive urinary retention (UR).
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
We believe our proprietary rechargeable SNM system (r-SNM System) offers significant advantages, including being the first and only rechargeable SNM system. It is designed to last approximately 15 years and is 60% smaller than existing technology. We believe our r-SNM System has the potential to disrupt and grow the approximately $650 to $700 million global SNM market, which has historically been served by Medtronic plc (Medtronic), as a single participant.
We have marketing approvals in Europe, Canada, and Australia for all relevant clinical indications and initiated limited commercial efforts in England, the Netherlands and Canada in late 2018. Revenue during the six months ended June 30, 2020 from international operations in the Netherlands, England, Canada, Switzerland, Norway and Germany, was $1.8 million.
On September 6, 2019, our premarket approval (PMA) application for our r-SNM System for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) and on November 13, 2019, our PMA application for our r-SNM System for the treatment of OAB and UR was approved by the FDA.
We have limited commercial activities in Europe and Canada. Our main priority is the United States, where we began to commercialize and market our r-SNM System in the fourth quarter of 2019. During the first half of 2019, we established a significant commercial infrastructure in advance of FDA approval of our r-SNM System and we continued to make significant investments to build our commercial organization by hiring dedicated sales and clinical personnel to market and support our product in the United States. Specifically, we hired and trained a dedicated field-based direct sales organization of full-time employees. As of June 30, 2020, our field-based commercial team is comprised of approximately 90 sales professionals, 11 regional sales managers and 76 clinical specialists led by a chief commercial officer. We hired and trained sales representatives and clinical specialists with strong sales backgrounds and experience in SNM therapy and other neurostimulation applications, and with relationships with urologists and urogynecologists.
We began U.S. commercialization of our r-SNM System in the middle of the fourth quarter of 2019. By the end of the second quarter of 2020, over 485 unique accounts in the United States have implanted the Axonics r-SNM System. We currently have over 135 facility agreements with national and regional hospital integrated delivery networks as well as large urology groups and ambulatory surgery centers in the United States.
Revenue during the six months ended June 30, 2020 from accounts located across the United States was $39.7 million.
In January 2020, the FDA approved an enhanced, second-generation programmer for the Axonics r-SNM System under a PMA supplement. The new programmer features, among other things, a predictive programming algorithm that translates intra-operative responses and suggests how to program the patient for optimum therapy, thereby reducing the need to adjust post-implant therapy.
In April 2020, the FDA approved a next generation rechargeable implantable neurostimulator (INS) for the Axonics r-SNM System under a PMA supplement. The new INS extends the recharge interval for patients to only once a month for about one hour and for some patients, only once every two months. The next generation Axonics INS began shipping to customers in the U.S. during the third quarter of 2020.
In June 2020, the FDA approved a new wireless patient remote control with SmartMRI™ technology for the Axonics r-SNM System under a PMA supplement. The new remote control simplifies the process by which patients can receive a full-body magnetic resonance imaging (MRI). An MRI technician can perform a simple check using a patient’s remote control immediately prior to an MRI, avoiding the need for the patient to visit their implanting physician’s office or involving personnel from Axonics.
In July 2020, the FDA approved 3T full-body MRI conditional labeling for the Axonics r-SNM System under a PMA supplement. With this incremental approval, the Axonics device continues to be the only SNM system available in the United States that is MRI compatible for both 1.5T and 3T full-body scans.
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
We incurred net losses of $34.4 million and $32.2 million for the six months ended June 30, 2020 and 2019, respectively, and had an accumulated deficit of $214.0 million as of June 30, 2020 compared to $179.6 million at December 31, 2019. As of June 30, 2020, we had available cash and cash equivalents of approximately $287.7 million, current liabilities of approximately $30.8 million, and long-term liabilities of approximately $20.0 million.
Prior to our initial public offering (IPO), we financed our operations primarily through preferred stock financings and amounts borrowed under a Loan and Security Agreement, dated February 6, 2018, between us and Silicon Valley Bank (the Loan Agreement). Through our IPO in November 2018, an offering completed in November 2019 and an offering completed in May 2020, we received aggregate gross proceeds of approximately $405.1 million. We have invested heavily in product development and continuous improvement to our r-SNM System. We have also made significant investments in clinical studies to demonstrate the safety and effectiveness of our r-SNM System and to support regulatory submissions. Because of these and other factors, we expect to continue to incur net losses for the next few years and we may require additional funding, which may include future equity and debt financings. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material and adverse effect on our business, financial condition, and results of operations.
Impact of COVID-19
The COVID-19 pandemic negatively impacted our sales in the second quarter of 2020 by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect the pandemic to continue to negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled starting in the middle of March 2020. Additionally, since middle of March 2020 through May 2020, new order flow of our r-SNM System has been minimal. New order flow began a gradual recovery in May 2020 and continued to improve in June 2020.

To protect the health of our employees, their families, and our communities, we have restricted access to our offices to personnel who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, requested that many of our employees work remotely, and implemented strict travel restrictions. These restrictions and precautionary measures have not adversely affected our operations. In addition, we temporarily reduced salaries for many of our employees, including our senior management, during the second quarter of 2020 when our sales were most adversely affected. The full extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and additional protective measures implemented by the governmental authorities, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. However, if the pandemic continues to evolve into a long-term severe worldwide health crisis, there could be a material adverse effect on our business, results of operations, financial condition, and cash flows.

AMF License Agreement
On October 1, 2013, we entered into a license agreement (the License Agreement) with the Alfred E. Mann Foundation for Scientific Research (AMF), pursuant to which AMF licensed us certain patents and know-how (AMF IP), relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (AMF Licensed Products).
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) a minimum annual royalty (the Minimum Royalty), payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the six months ended June 30, 2020 and 2019, we have recorded royalties of $1.6 million and $0.1 million, respectively. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.

Components of Our Results of Operations
Net Revenue
Revenue during the six months ended June 30, 2020 from U.S. operations was $39.7 million.
Revenue during the six months ended June 30, 2020 and 2019 from international operations in the Netherlands, England, Canada, Switzerland, Norway and Germany, was $1.8 million and $2.6 million, respectively.
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
 The following table summarizes our research and development expenses by functional area for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Personnel related	$2,313	$2,726	$4,799	$5,257
Clinical development	97	462	185	895
Contract fabrication and manufacturing	1,535	704	2,400	1,225
Contract R&D and consulting	1,940	737	4,905	1,110
Other R&D expenses	513	245	993	606
Total R&D expenses	$6,398	$4,874	$13,282	$9,093
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

Results of Operations
The following table shows our results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,		Period to Period Change	Six Months Ended June 30,		Period to Period Change
	2020	2019		2020	2019
Net revenue	$15,213	$1,488	$13,725	$41,509	$2,565	$38,944
Cost of goods sold	8,463	772	7,691	18,358	1,320	17,038
Gross profit	6,750	716	6,034	23,151	1,245	21,906
Gross Margin	44.4%	48.1%		55.8%	48.5%
Operating Expenses
Research and development	6,398	4,874	1,524	13,282	9,093	4,189
General and administrative	5,537	4,362	1,175	13,190	8,377	4,813
Sales and marketing	14,220	10,750	3,470	30,789	16,664	14,125
Total operating expenses	26,155	19,986	6,169	57,261	34,134	23,127
Loss from operations	(19,405)	(19,270)	(135)	(34,110)	(32,889)	(1,221)
Other Income (Expense)
Interest income	65	839	(774)	707	1,873	(1,166)
Interest and other expense	(443)	(629)	186	(995)	(1,161)	166
Other income (expense), net	(378)	210	(588)	(288)	712	(1,000)
Loss before income tax expense	(19,783)	(19,060)	(723)	(34,398)	(32,177)	(2,221)
Income tax expense	—	1	(1)	1	1	—
Net loss	(19,783)	(19,061)	(722)	(34,399)	(32,178)	(2,221)
Foreign currency translation adjustment	(108)	(43)	(65)	(285)	(53)	(232)
Comprehensive loss	$(19,891)	$(19,104)	$(787)	$(34,684)	$(32,231)	$(2,453)

Comparison of the Three Months Ended June 30, 2020 and 2019
Net Revenue
Net revenue was $15.2 million for the three months ended June 30, 2020 and was derived from the sale of our r-SNM Systems to customers in the United States, Europe and Canada. Net revenue was $1.5 million for the three months ended June 30, 2019 and was derived from the sale of our r-SNM System to customers in Europe and Canada. The increase in net revenue is primarily due to the commercial launch in the United States, partially offset by a decrease in sales in Europe and Canada as related to the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
We incurred $8.5 million of cost of goods sold for the three months ended June 30, 2020. We incurred $0.8 million of cost of goods sold for the three months ended June 30, 2019. Gross margin was 44.4% in the three months ended June 30, 2020, compared to 48.1% for the three months ended June 30, 2019. The decrease in gross margin is primarily due to lower absorption rates related to the COVID-19 pandemic.
Research and Development Expenses
Research and development expenses increased $1.5 million, or 31.3%, to $6.4 million in the three months ended June 30, 2020, compared to $4.9 million in the three months ended June 30, 2019. The increase in research and development expenses was primarily attributable to an increase of $1.2 million in contract research and development and consulting expenses, an increase of $0.8 million in contract fabrication and manufacturing costs, partially offset by a decrease of $0.4 million in personnel costs and $0.4 million in clinical development costs to demonstrate the safety and effectiveness of our r-SNM System and to support regulatory submissions.
General and Administrative Expenses
General and administrative expenses increased $1.2 million, or 26.9%, to $5.5 million in the three months ended June 30, 2020, compared to $4.4 million in the three months ended June 30, 2019, primarily as a result of an increase of $0.6 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, an increase of $0.3 million in rent expense, and an increase of $0.2 million in legal and consulting costs.
Sales and Marketing Expenses
Sales and marketing expenses increased $3.5 million, or 32.3%, to $14.2 million in the three months ended June 30, 2020, compared to $10.8 million in the three months ended June 30, 2019. The increase in sales and marketing expenses was primarily due to an increase of $4.9 million related to personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, offset by decrease of $1.2 million in travel expenses.
Other Income (expense), Net
Other expense, net was $0.4 million in the three months ended June 30, 2020 consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank, partially offset by interest income earned on cash equivalents. Other income, net was $0.2 million in the three months ended June 30, 2019, consisting primarily of interest income earned on cash equivalents and short-term investments, partially offset by interest expense incurred related to the Loan Agreement with Silicon Valley Bank.
Income Tax Expense
We recorded no and minimal income tax expense for the three months ended June 30, 2020 and 2019, respectively.
Comparison of the Six Months Ended June 30, 2020 and 2019
Net Revenue
Net revenue was $41.5 million for the six months ended June 30, 2020 and was derived from the sale of our r-SNM Systems to customers in the United States, Europe and Canada. Net revenue was $2.6 million for the six months ended June 30, 2019 and was derived from the sale of our r-SNM System to customers in Europe and Canada. The increase in net revenue is primarily due to the commercial launch in the United States.
Cost of Goods Sold and Gross Margin
We incurred $18.4 million of cost of goods sold for the six months ended June 30, 2020. We incurred $1.3 million of cost of goods sold for the six months ended June 30, 2019. Gross margin was 55.8% in the six months ended June 30, 2020, compared to 48.5% for the six months ended June 30, 2019. The increase in gross margin is primarily due to higher sales volume as well as the commercial launch in the United States, which has higher average sales prices.
Research and Development Expenses
Research and development expenses increased $4.2 million, or 46.1%, to $13.3 million in the six months ended June 30, 2020, compared to $9.1 million in the six months ended June 30, 2019. The increase in research and development expenses was primarily attributable to an increase of $3.8 million in contract research and development and consulting expenses, an increase of $1.2 million in contract fabrication and manufacturing costs, partially offset by a decrease of $0.7 million in clinical development costs to demonstrate the safety and effectiveness of our r-SNM System and to support regulatory submissions.

General and Administrative Expenses
General and administrative expenses increased $4.8 million, or 57.4%, to $13.2 million in the six months ended June 30, 2020, compared to $8.4 million in the six months ended June 30, 2019, primarily as a result of an increase of $1.9 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, an increase of $1.4 million in legal and consulting costs, an increase of $0.5 million in bad debt expense, and an increase of $0.5 million in rent expense.
Sales and Marketing Expenses
Sales and marketing expenses increased $14.1 million, or 84.8%, to $30.8 million in the six months ended June 30, 2020, compared to $16.7 million in the six months ended June 30, 2019. The increase in sales and marketing expenses was primarily due to an increase of $14.9 million related to personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by a decrease of $0.8 million in travel expenses.
Other Income (expense), Net
Other expense, net was $0.3 million in the six months ended June 30, 2020 consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank, partially offset by interest income earned on cash equivalents. Other income, net was $0.7 million for the six months ended June 30, 2019 consisting primarily of interest income earned on cash equivalents and short-term investments, partially offset by interest expense incurred related to the Loan Agreement with Silicon Valley Bank.
Income Tax Expense
We recorded minimal income tax expense for the six months ended June 30, 2020 and 2019, respectively.
Liquidity and Capital Resources
We only began full-scale commercialization of our r-SNM System in late 2019. We have expended significant resources on research and development activities, growing our operations organization and building and training our sales organization.
We incurred net losses of $34.4 million and $32.2 million for the six months ended June 30, 2020 and 2019, respectively, and had an accumulated deficit of $214.0 million as of June 30, 2020 compared to $179.6 million at December 31, 2019. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our r-SNM System in the United States. Specifically, we hired and trained a dedicated direct sales organization, comprised of approximately 90 sales professionals, 11 regional sales managers and 76 clinical specialists as of June 30, 2020.
As of June 30, 2020, we had cash, cash equivalents and short-term investments of $287.7 million compared to $183.7 million at December 31, 2019. We expect that our cash, cash equivalents and short-term investments on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock, cash receipts from sales of our r-SNM System and proceeds from our Loan Agreement with Silicon Valley Bank. As of June 30, 2020, we had $21.5 million in outstanding borrowings, as discussed below under “Indebtedness.” If we raise additional funds by issuing equity securities, our stockholders could experience dilution. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing when needed to satisfy our liquidity requirements, we may be required to scale back our operations.

Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in)
Operating activities	$(36,282)	$(31,414)
Investing activities	11,325	15,489
Financing activities	141,839	352
Effect of exchange rate changes on cash and cash equivalents	(285)	(53)
Net increase (decrease) in cash and cash equivalents	$116,597	$(15,626)
Net cash used in operating activities
Net cash used in operating activities was $36.3 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $34.4 million and a decrease in net operating assets of $11.4 million, partially offset by non-cash charges of $9.6 million. Net operating assets consisted primarily of accounts receivable and inventory due to the commercial launch of our r-SNM System in the United States. Non-cash charges consisted primarily of stock-based compensation.
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
Net cash provided by investing activities
Net cash provided by investing activities was $11.3 million for the six months ended June 30, 2020 and consisted primarily of sales and maturities of short-term investments, partially offset by purchases of property and equipment.
Net cash provided by investing activities was $15.5 million for the six months ended June 30, 2019 and consisted primarily of sales and maturities of short-term investments, partially offset by purchases of short-term investments.
Net cash provided by financing activities
Net cash provided by financing activities was $141.8 million for the six months ended June 30, 2020 and consisted primarily of $140.5 million in net proceeds received in the May 2020 follow-on offering.
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
As of June 30, 2020, we were in compliance with all debt covenant requirements under the Term Loan. While we have not previously breached and are currently in compliance with the covenants contained in the Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, Silicon Valley Bank may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. An event of default includes, but is not limited to, the following: if we fail to make any payment under the Loan Agreement when due, if we fail or neglect to perform certain obligations under the Loan Agreement, if we violate certain covenants under the Loan Agreement, if certain material adverse changes occur, if we are unable to pay our debts as they become due or otherwise become insolvent, or if we begin an insolvency proceeding.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 4, 2020. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2020.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed an initial complaint against us in the United States District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. We refer to this matter as the Medtronic Litigation. The complaint asserts that our r-SNM System infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that we have infringed and are infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing us from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. We believe the allegations are without merit and are vigorously defending ourselves against them. Given the early stage of the Medtronic Litigation, we are unable to predict the likelihood of success of the claims of the Medtronic Affiliates against us or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require us to dedicate significant financial resources and management resources to our defense. An adverse ruling against us could materially and adversely affect our business, financial position, results of operations or cash flows and could also result in reputational harm. Even if we are successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
On March 16, 2020, we filed seven petitions before the United States Patent and Trademark Office (USPTO) requesting inter partes review (IPR) to contest the validity of each of the Medtronic patents that Medtronic has alleged are being infringed by us. The timing of the IPR process is defined by statute.  In most circumstances, the USPTO will take six months to determine whether to institute an IPR petition.  If instituted, the USPTO will usually render a decision on the validity of a contested patent within twelve months of instituting the review. We filed a motion to stay the proceedings before the United States District Court for the Central District of California pending resolution of the IPR process. Our motion was granted by the court on May 8, 2020.
In addition to the Medtronic Litigation, we are involved in claims, legal proceedings, and investigations arising out of our operations in the normal course of business.
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
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries and all 50 states within the United States. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect the pandemic to continue to negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System has decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. For example, in the United States, governmental authorities have recommended, and in certain cases required, or healthcare providers have decided that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. We believe the COVID-19 pandemic has also negatively impacted the number of OAB, FI and UR diagnoses and patients screened for eligibility for our r-SNM system as hospitals and ambulatory surgery centers focus on COVID-19 and as patients postpone healthcare visits and treatments. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled starting in the middle of March 2020. Additionally, since middle of March 2020 through May 2020, new order flow of our r-SNM System has been minimal. Many areas in the United States have since restarted procedures with our r-SNM System, but the situation is evolving rapidly and remains uncertain due to recent increases in COVID-19 cases and related hospitalizations. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. Further, once the pandemic subsides, we anticipate there will be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking procedures performed using our r-SNM System, may have to navigate limited provider capacity. We believe this limited provider, hospital and ambulatory surgery center capacity could have a significant adverse effect on our business, financial condition and results of operations following the end of the pandemic. Additionally, even after it is deemed advisable to resume conducting elective procedures, some patients may elect not to undergo procedures or delay scheduling procedures to avoid traveling to healthcare facilities due to safety concerns.
Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Since March 19, 2020, the governor of California, where our headquarters are located, has issued several orders related to COVID-19, including “stay at home” orders limiting non-essential activities, travel and business operations for a period of time. Such orders or restrictions have resulted in reduced operations at our headquarters, modified operations at our manufacturing facility, work slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our sales representatives, clinical specialists and other personnel to travel and access customers for training and case support; inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; delays in actions of regulatory bodies; delays in operations at insurance agencies, which may impact timelines for the issuance of insurance coverage policies and local coverage determinations; delays in clinical trials; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives or salary and compensation reductions; restrictions in our ability to ship our products to customers; business adjustments or disruptions of certain third parties, including suppliers, medical institutions and clinical investigators with whom we conduct business; increase in bad debts due to an adverse impact of the pandemic on our clients’ cash flows and resulting decrease in collectability of our account receivables; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture and sell our products. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.     Exhibits.
EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

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

AXONICS MODULATION TECHNOLOGIES, INC.
Date: August 6, 2020	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Dan L. Dearen
Dan L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)