Form 10-Q
period 2020-09-30
Axonics Modulation Technologies, Inc.
filed 2020-11-04
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 2, 2020, 39,809,412 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:
•unanticipated safety concerns related to the use of our proprietary rechargeable sacral neuromodulation (SNM) system (r-SNM System);
•U.S. Food and Drug Administration (FDA) or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;
•intellectual property, product liability or other litigation against us, our third-party manufacturers or other parties on which we rely or litigation against our general industry;
•any termination or loss of intellectual property rights;
•any voluntary or regulatory mandated product recalls;
•adverse developments concerning our manufacturers or suppliers or any future strategic partnerships;
•introductions and announcements of new technologies by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;
•announcements of regulatory approval or disapproval of our r-SNM and any future enhancements to our r-SNM System;
•adverse results from or delays in clinical studies of our r-SNM System;
•variations in our financial results or those of companies that are perceived to be similar to us;
•success or failure of competitive products or therapies in the SNM market;
•changes in the structure of healthcare payment of our r-SNM System;
•announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;
•market conditions in the medical technology industry and issuance of securities analysts’ reports or recommendations;
•rumors and market speculation involving us or other companies in our industry;
•sales of substantial amounts of our stock by directors, officers or significant stockholders, or the expectation that such sales might occur;
•general economic, industry and market conditions, including the size and growth, if any, of the market;
•additions or departures of key personnel;
•changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;
•the results of any ongoing or future legal proceedings; and
•the continued impact of the novel coronavirus (COVID-19) pandemic, and the related responses of the government and consumers on our business, financial condition and results of operations.

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

Part I—Financial Information
Item 1.    Condensed Consolidated Financial Statements (unaudited)
Axonics Modulation Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$269,280	$171,082
Short-term investments	—	12,592
Accounts receivable, net of allowance for doubtful accounts of $465 and $75 at September 30, 2020 and December 31, 2019, respectively	17,650	7,879
Inventory, net	44,308	15,659
Prepaid expenses and other current assets	3,220	4,468
Total current assets	334,458	211,680
Property and equipment, net	5,792	3,047
Intangible asset, net	225	311
Other assets	7,196	4,784
Total assets	$347,671	$219,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,415	$5,882
Accrued liabilities	5,977	2,174
Accrued compensation and benefits	7,516	3,375
Operating lease liability, current portion	908	602
Debt, current portion	15,000	—
Total current liabilities	38,816	12,033
Operating lease liability, net of current portion	9,027	4,450
Debt, net of unamortized debt issuance costs, net of current portion	5,930	20,336
Total liabilities	53,773	36,819
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.0001, 50,000,000 shares authorized at September 30, 2020 and December 31, 2019; 39,753,638 and 34,110,995 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	517,659	363,012
Accumulated deficit	(223,151)	(179,584)
Accumulated other comprehensive loss	(614)	(428)
Total stockholders’ equity	293,898	183,003
Total liabilities and stockholders’ equity	$347,671	$219,822
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics Modulation Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$35,243	$1,309	$76,752	$3,874
Cost of goods sold	13,434	632	31,792	1,952
Gross profit	21,809	677	44,960	1,922
Operating Expenses
Research and development	7,748	4,855	21,030	13,948
General and administrative	5,773	5,162	18,963	13,539
Sales and marketing	17,057	15,707	47,846	32,371
Total operating expenses	30,578	25,724	87,839	59,858
Loss from operations	(8,769)	(25,047)	(42,879)	(57,936)
Other Income (Expense)
Interest income	35	627	742	2,500
Interest and other expense	(434)	(586)	(1,429)	(1,747)
Other income (expense), net	(399)	41	(687)	753
Loss before income tax expense	(9,168)	(25,006)	(43,566)	(57,183)
Income tax expense	—	—	1	1
Net loss	(9,168)	(25,006)	(43,567)	(57,184)
Foreign currency translation adjustment	99	(112)	(186)	(165)
Comprehensive loss	$(9,069)	$(25,118)	$(43,753)	$(57,349)

Net loss per share, basic and diluted (see Note 1)	$(0.24)	$(0.89)	$(1.20)	$(2.05)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	38,830,924	28,098,564	36,312,984	27,958,376
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics Modulation Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2019	34,110,995	$3	$363,012	$(179,584)	$(428)	$183,003
Issuance of common stock for employee stock option exercises for cash	181,456	—	344	—	—	344
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	171,875	—	3,039	—	—	3,039
Restricted Stock Units (RSU) issuances and forfeitures for terminations, net and stock-based compensation	46,336	—	883	—	—	883
Foreign currency translation adjustment	—	—	—	—	(177)	(177)
Net loss	—	—	—	(14,616)	—	(14,616)
Balance at March 31, 2020	34,510,662	3	367,278	(194,200)	(605)	172,476
Issuance of common stock for employee stock option exercises for cash	319,680	—	1,008	—	—	1,008
RSA issuances and forfeitures for terminations, net and stock-based compensation	32,063	—	2,969	—	—	2,969
RSU issuances and forfeitures for terminations, net and stock-based compensation	—	—	847	—	—	847
Follow-on offering - issuance of 4,600,000 shares at $32.50 per share, less closing costs of $9,013	4,600,000	1	140,486	—	—	140,487
Foreign currency translation adjustment	—	—	—	—	(108)	(108)
Net loss	—	—	—	(19,783)	—	(19,783)
Balance at June 30, 2020	39,462,405	4	512,588	(213,983)	(713)	297,896
Issuance of common stock for employee stock option exercises for cash	164,233	—	1,296	—	—	1,296
RSA issuances and forfeitures for terminations, net and stock-based compensation	127,000	—	2,920	—	—	2,920
RSU issuances and forfeitures for terminations, net and stock-based compensation	—	—	855	—	—	855
Foreign currency translation adjustment	—	—	—	—	99	99
Net loss	—	—	—	(9,168)	—	(9,168)
Balance at September 30, 2020	39,753,638	$4	$517,659	$(223,151)	$(614)	$293,898

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	27,806,934	$3	$243,337	$(99,649)	$(416)	$143,275
Issuance of common stock for employee stock option exercises for cash	41,740	—	44	—	—	44
RSA issuances and forfeitures for terminations, net and stock-based compensation	352,417	—	977	—	—	977
RSU issuances and forfeitures for terminations, net and stock-based compensation	—	—	165	—	—	165
Foreign currency translation adjustment	—	—	—	—	(10)	(10)
Net loss	—	—	—	(13,117)	—	(13,117)
Balance at March 31, 2019	28,201,091	3	244,523	(112,766)	(426)	131,334
Issuance of common stock for employee stock option exercises for cash	136,164	—	308	—	—	308
RSA issuances and forfeitures for terminations, net and stock-based compensation	112,417	—	1,629	—	—	1,629
RSU issuances and forfeitures for terminations, net and stock-based compensation	—	—	246	—	—	246
Issuance of common stock for warrant exercise	31,071	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(43)	(43)
Net loss	—	—	—	(19,061)	—	(19,061)
Balance at June 30, 2019	28,480,743	3	246,706	(131,827)	(469)	114,413
Issuance of common stock for employee stock option exercises for cash	82,756	—	111	—	—	111
RSA issuances and forfeitures for terminations, net and stock-based compensation	37,883	—	2,534	—	—	2,534
RSU issuances and forfeitures for terminations, net and stock-based compensation	—	—	248	—	—	248
Issuance of common stock for warrant exercise	32,529	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(112)	(112)
Net loss	—	—	—	(25,006)	—	(25,006)
Balance at September 30, 2019	28,633,911	$3	$249,599	$(156,833)	$(581)	$92,188
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics Modulation Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(43,567)	$(57,184)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,253	880
Stock-based compensation	11,513	5,799
Amortization of debt issuance costs	594	659
Provision for doubtful accounts	390	—
Other items, net	142	—
Changes in operating assets and liabilities
Accounts receivable	(10,161)	(527)
Inventory	(28,600)	(9,030)
Prepaid expenses and other current assets	1,352	1,091
Other assets	16	(327)
Accounts payable	3,533	796
Accrued liabilities	3,508	532
Accrued compensation and benefits	4,141	2,089
Lease liability	458	(96)
Net cash used in operating activities	(55,428)	(55,318)
Cash Flows from Investing Activities
Purchases of property and equipment	(1,915)	(962)
Purchases of short-term investments	—	(35,210)
Proceeds from sales and maturities of short-term investments	12,592	69,117
Net cash provided by investing activities	10,677	32,945
Cash Flows from Financing Activities
Proceeds from issuance of common stock upon follow-on public offering	149,500	—
Payment of common stock issuance costs upon follow-on public offering	(9,013)	—
Proceeds from exercise of stock options	2,648	463
Net cash provided by financing activities	143,135	463
Effect of exchange rate changes on cash and cash equivalents	(186)	(165)
Net increase (decrease) in cash and cash equivalents	98,198	(22,075)
Cash and cash equivalents, beginning of year	171,082	98,306
Cash and cash equivalents, end of period	$269,280	$76,231
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$849	$1,097
Cash paid for taxes	$—	$1
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

Basis of Presentation
    Interim Financial Statements
The interim condensed consolidated financial statements and related footnote disclosures as of and for the three and nine months ended September 30, 2020 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2020 in accordance with United States (U.S.) generally accepted accounting principles (GAAP), however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed with the SEC on March 4, 2020).
COVID-19
The recent COVID-19 outbreak, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has adversely affected the Company’s business in several ways. The primary impact on the Company’s business was the cancellation or delay of elective procedures in certain areas to allow health care facilities to prioritize the treatment of COVID-19 patients during the initial stages of the pandemic or because patients are avoiding health care facilities that they feel are unsafe. These developments materially reduced the number of procedures using the Company’s r-SNM System. If governmental authorities recommend that it is deemed advisable for health care facilities to not perform outpatient elective procedures as was the case in late March and April of 2020, the Company expects it would materially harm the Company’s revenues and potentially increase the Company’s operating loss. These challenges will likely continue for the duration of the pandemic and could reduce our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. If these delays in procedures occur in the future, the Company may have to scale back its business, including reducing headcount, which could have a negative impact on the Company’s long-term operations. The Company could also experience other negative impacts of the COVID-19 outbreak such as the lack of availability of the Company’s key personnel, temporary closures of the Company’s office or the facilities of the Company’s business partners, customers, third party service providers or other vendors, and the interruption of the Company’s supply chain, distribution channels, liquidity and capital or financial markets.
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

Revenue Recognition
Revenue recognized during the three and nine months ended September 30, 2020 and 2019 relates entirely to the sale of our r-SNM System. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09) as Accounting Standards Codification (ASC) Topic 606. The objective of Topic 606 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC.
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
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.3 million and zero at September 30, 2020 and December 31, 2019, respectively. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the nine months ended September 30, 2020, the replacement costs were $0.1 million. For the three months ended September 30, 2020 and three and nine months ended September 30, 2019, the replacement costs were minimal.
The following table provides additional information pertaining to net revenue disaggregated by geographic market for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$34,139	$—	$73,833	$—
International markets	1,104	1,309	2,919	3,874
Total net revenue	$35,243	$1,309	$76,752	$3,874
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
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs are quoted prices for similar assets and liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3: Inputs are unobservable inputs based on the Company’s assumptions and valuation techniques used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.
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
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income within the condensed consolidated statement of comprehensive income (loss). There were no unrealized gains or losses during the three and nine months ended September 30, 2020 and 2019.
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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

Fair Value Measurements at September 30, 2020
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$—	$—	$—
Corporate notes	—	—	—	—
U.S. government and agency securities	—	—	—	—
	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$7,195	$—	$7,195
Corporate notes	2,018	—	—	2,018
U.S. government and agency securities	3,379	—	—	3,379
	$5,397	$7,195	$—	$12,592
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Costs and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of September 30, 2020 and December 31, 2019, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss. Accumulated other comprehensive loss consists entirely of losses or gains from translation of foreign subsidiaries at September 30, 2020 and December 31, 2019. Foreign currency transaction gains and losses are included in results of operations and have not been significant for the periods presented.
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
Products that have been approved by certain regulatory authorities are also used in clinical programs to assess the safety and efficacy of the products for usage that have not been approved by the FDA or other regulatory authorities. The form of product utilized for both commercial and certain clinical programs is identical and, as a result, the inventory has an “alternative future use” as defined in authoritative guidance. Component materials and purchased products associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use.”
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
As of September 30, 2020, the Company had $23.0 million, $6.1 million and $15.2 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, on hand net of reserves that were minimal. As of December 31, 2019, the Company had $7.0 million, $1.5 million and $7.2 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, on hand net of reserves of $0.1 million.
Vendor Concentration
As of September 30, 2020 and December 31, 2019, there was one and no vendor, respectively, who accounted for over 10% of the Company’s consolidated accounts payable.
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
Intangible Asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the IPO, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. Accumulated amortization of the intangible asset is $0.8 million and $0.7 million at September 30, 2020 and December 31, 2019, respectively. The Company recorded expense for the amortization of intangible assets of $0.1 million during the nine months ended September 30, 2020 and 2019. The amortization of the intangible asset was minimal during the three months ended September 30, 2020 and 2019. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date.
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
Operating lease ROU asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. As of September 30, 2020 and December 31, 2019, the weighted-average remaining lease terms for the Company’s operating leases were 7.2 years and 7.8 years, respectively. The weighted-average discount rate used to determine the present value of the Company’s operating leases’ future payments was 6.9% and 7.25% as of September 30, 2020 and December 31, 2019, respectively (see Note 3 regarding leases).
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
The Company also grants shares of performance-based restricted stock units that typically vest after one year only if the Company has also achieved certain performance objectives as defined and approved by the Company’s board of directors. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives. In addition, the Company also grants market-based restricted stock units that have combined market conditions and service conditions for vesting, for which the Company uses the Monte Carlo valuation model to value equity awards (as of the date of grant).
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
For the three and nine months ended September 30, 2020, there were 2,279,353 and 2,251,155 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss. For the three and nine months ended September 30, 2019, there were 2,286,802 and 1,812,578 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
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
Note 2. Property and Equipment
Property and equipment, net consists of the following (in thousands) at:

	September 30,	December 31,
	2020	2019
Research and development equipment	$1,422	$1,086
Computer hardware and software	1,744	1,418
Tools and molds	1,668	1,303
Leasehold improvements	3,749	1,500
Furniture and fixtures	1,331	624
Construction in progress	105	176
	10,019	6,107
Less: accumulated depreciation and amortization	(4,227)	(3,060)
	$5,792	$3,047
Depreciation and amortization expense of property and equipment was $0.5 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. Depreciation and amortization expense of property and equipment was $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.
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
In June 2019, the Company entered into an eight-year operating lease for approximately 32,621 square feet of office space beginning on January 15, 2020 and expiring on January 31, 2028. The Company uses these premises as its new principal executive offices and for general office space. The Company is utilizing its other currently-leased spaces through the lease expiration dates to conduct the training of its sales team and for manufacturing purposes. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease.
In August 2020, the Company entered into a 38-month operating lease (the New Lease) for approximately 5,693 square feet of warehouse space beginning on October 15, 2020 and expiring on December 31, 2023 (the Initial Term). The Company intends to use these premises for general warehouse space.
The Company did not control the leased premises under the New Lease before the commencement date. The aggregate base rent due over the Initial Term under the terms of the New Lease is approximately $0.3 million (without giving effect to certain rent abatement terms). The Company is also responsible for the payment of additional rent to cover certain costs, taxes, and insurance (Additional Rent). The estimated Additional Rent during the Initial Term of the New Lease is approximately $0.1 million. The Company also paid minimal amounts for leasehold improvements, net of the minimal tenant improvement allowance provided in the New Lease.
During the three and nine months ended September 30, 2020, ROU assets obtained in exchange for new operating lease liabilities were none and $3.0 million, respectively. During the three and nine months ended September 30, 2019, ROU assets obtained in exchange for new operating lease liabilities were none and $1.5 million, respectively. As of September 30, 2020 and December 31, 2019, the ROU asset has a balance of $6.6 million and $4.2 million, respectively. The operating lease ROU asset is included within the Company’s other non-current assets, and lease liabilities are included in current or noncurrent liabilities on the Company’s condensed consolidated balance sheets. During the three and nine months ended September 30, 2020, cash paid for amounts included in operating lease liabilities were $0.4 million and $1.0 million, respectively. During the three and nine months ended September 30, 2019, cash paid for amounts included in operating lease liabilities were $0.3 million and $0.7 million, respectively. Amortization of the ROU asset was $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively. Amortization of the ROU asset was $0.2 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2020 and December 31, 2019, the weighted-average remaining lease term for the Company’s operating leases were 7.2 years and 7.8 years, respectively. The weighted-average discount rate used to determine the present value of the Company’s operating leases’ future payments was 6.9% and 7.25% as of September 30, 2020 and December 31, 2019, respectively.

Total lease cost for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$491	$281	$1,472	$761
Short-term lease cost	51	43	119	150
Variable lease cost	65	55	123	98
Total lease cost	$607	$379	$1,714	$1,009
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty will automatically increase each year after 2018, subject to a maximum amount of $200,000 per year. The Company generated net revenue of $35.2 million and $76.8 million during the three and nine months ended September 30, 2020, respectively, and recorded related royalties of $1.4 million and $3.0 million during the three and nine months ended September 30, 2020, respectively. The Company generated net revenue of $1.3 million and $3.9 million during the three and nine months ended September 30, 2019, respectively, and recorded related royalties of $0.1 million and $0.2 million during the three and nine months ended September 30, 2019, respectively. Royalty expense is included in operating expenses in the condensed consolidated statements of comprehensive loss. Accrued royalty of $1.4 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively, is included within accrued liabilities on the Company’s condensed consolidated balance sheets.
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
On March 16, 2020, the Company filed seven petitions before the United States Patent and Trademark Office (USPTO) requesting inter partes review (IPR) to contest the validity of each of the Medtronic patents that Medtronic has alleged are being infringed by the Company. In September 2020, the USPTO decided that it will accept or “institute” the IPR process for six of the seven patents, finding that Axonics had demonstrated a reasonable likelihood that at least one, if not all, of the claims of these six patents are invalid. The USPTO will usually render a decision on the validity of contested patents within twelve months of instituting the review. The Company filed a motion to stay the proceedings before the United States District Court for the Central District of California pending resolution of the IPR process. The Company’s motion was granted by the court on May 8, 2020.
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
All obligations under the Term Loan are secured by a first priority lien on substantially all of the Company’s assets, excluding intellectual property assets and more than 65% of the shares of voting capital stock of any of its foreign subsidiaries. The Company has agreed with Silicon Valley Bank not to encumber its intellectual property assets without Silicon Valley Bank’s prior written consent unless a security interest in the underlying intellectual property is necessary to have a security interest in the accounts and proceeds that are part of the assets securing the Term Loan, in which case the Company’s intellectual property shall automatically be included within the assets securing the Term Loan. As of September 30, 2020, the Company was in compliance with all debt covenant requirements under the Term Loan.
Debt, net of unamortized debt issuance costs, consists of the following (in thousands) at:

	September 30,	December 31,
	2020	2019
Debt, principal	$20,000	$20,000
Accrued loan fees	1,500	1,500
Debt, total	21,500	21,500
Less: unamortized debt issuance costs	(570)	(1,164)
Debt, net of unamortized debt issuance costs	20,930	20,336
Less: debt, current portion	(15,000)	—
Debt, net of unamortized debt issuance costs, net of current portion	$5,930	$20,336
Note 5. Stock-based Compensation
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$882	$477	$2,493	$1,170
General and administrative	1,448	1,267	4,726	2,688
Sales and marketing	1,445	1,038	4,294	1,941
	$3,775	$2,782	$11,513	$5,799

Stock Option Activity
The option awards issued under the 2014 Stock Option Plan (the 2014 Plan) and the 2018 Omnibus Incentive Plan (the 2018 Plan) were measured based on fair value. The Company’s fair value calculations were made using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	—	5.50 - 6.08	6.05	5.07 - 6.16
Stock volatility	—	71.22% - 73.76%	72.01%	70.02% - 73.76%
Risk-free interest rate	—	1.42% - 1.87%	1.37%	1.42% - 2.56%
Dividend rate	—	—	—	—
The Company used the simplified method of determining the expected term of stock options. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were no stock option grants for the three months ended September 30, 2020. The weighted-average grant date fair value of options granted was $18.56 for the nine months ended September 30, 2020. The weighted-average grant date fair value of options granted was $26.23 and $15.75 for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2020 and December 31, 2019, there was $13.5 million and $19.5 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.6 years and 3.2 years, respectively.
The following table summarizes stock option activity for the nine months ended September 30, 2020 under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,847,101	$13.22
Options granted	5,000	29.03
Options exercised	(665,369)	3.98	$21,467	(1)
Options forfeited	(62,766)	25.46
Outstanding at September 30, 2020	2,123,966	$15.79	$74,867	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of the third quarter of 2020 and the stock option exercise price, multiplied by the number of in-the-money options as of September 30, 2020. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable is 7.8 years and 7.6 years at September 30, 2020 and December 31, 2019, respectively.

Restricted Shares Awards Activity
As of September 30, 2020 and December 31, 2019, there was $19.8 million and $11.8 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 3.2 years and 3.3 years, respectively.
The following table summarizes restricted shares awards activity for the nine months ended September 30, 2020:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2019	586,166	$23.59
Restricted shares awards granted	371,250	34.22
Restricted shares awards vested	(137,609)	23.23
Restricted shares awards forfeited	(40,312)	25.33
Outstanding at September 30, 2020	779,495	$28.63
Restricted Stock Units Activity
As of September 30, 2020 and December 31, 2019, there was $1.9 million and $4.3 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.9 years and 1.5 years, respectively.
The following table summarizes restricted stock units activity for the nine months ended September 30, 2020:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2019	248,104	$21.48
Restricted stock units granted	8,000	29.03
Restricted stock units vested	(46,336)	14.19
Outstanding at September 30, 2020	209,768	$23.37
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
No warrants were outstanding at September 30, 2020.

Note 6. Income Taxes
The Company used an annual effective tax rate approach to calculate income taxes for the three and nine months ended September 30, 2020 and 2019. The annual effective tax rate of approximately 0% differs from the federal statutory tax rate due primarily to providing a full valuation allowance on net deferred tax assets.
At December 31, 2019, the Company had federal and California net operating loss (NOL) carryforwards of approximately $162.5 million. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), use of the Company’s NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling three-year period. The Company has not performed an analysis of changes in ownership for purposes of these Internal Revenue Code sections. Ownership changes could impact the Company’s ability to utilize NOL carryforwards remaining at an ownership change date. The Company’s NOL carryforwards were generated from domestic operations. The federal NOLs from the 2013-2017 tax years will expire between 2033 and 2037 and NOLs from 2018-2019 will carryover indefinitely. The state NOLs will expire between 2033 and 2039. Under California Assembly Bill 85, effective June 29, 2020, net operating loss deductions were suspended for tax years beginning in 2019, 2020, and 2021 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. At December 31, 2019, the Company also had research and development tax credit carryforwards of approximately $2.0 million, which will expire in 2036 to 2039. Approximately $0.9 million of these research and development tax credit carryforwards are included in prepaid expenses and other current assets on the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019, as they are expected to be utilized in 2020 as a credit to offset payroll taxes. The remaining amount of research and development tax credit carryforwards are included in net deferred tax assets.
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
Note 7. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the three and nine months ended September 30, 2020, the Company contributions to the plan amounted to $0.4 million and $1.2 million, respectively. During the three and nine months ended September 30, 2019, the Company contributions to the plan amounted to and $0.4 million and $0.8 million, respectively.
Note 8. Related Party Transactions
The Company has a License Agreement and corresponding royalties incurred with AMF, which is also a stockholder of the Company. For additional information, see Note 3.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 4, 2020.

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
We believe our proprietary rechargeable SNM system (r-SNM System) offers significant advantages, including being the first rechargeable SNM system marketed worldwide. It is designed to last approximately 15 years and is only 5cc in volume which is 60% smaller than Interstim II, marketed by Medtronic plc (Medtronic). We believe our r-SNM System has the potential to disrupt and grow the current approximately $650 to $700 million global SNM market, which has historically been served by Medtronic, as a single participant.
We have marketing approvals in Europe, Canada, and Australia for all relevant clinical indications and initiated limited commercial efforts in England, the Netherlands and Canada in late 2018. Revenue during the nine months ended September 30, 2020 from international operations in the Netherlands, England, Canada, Switzerland, Norway and Germany, was $2.9 million.
On September 6, 2019, our premarket approval (PMA) application for our r-SNM System for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) and on November 13, 2019, our PMA application for our r-SNM System for the treatment of OAB and UR was approved by the FDA.
We have limited commercial activities outside the United States. Our main priority is the United States, which accounts for the vast majority of SNM sales wolrdwide. In the United States, we began to commercialize and market our r-SNM System in the fourth quarter of 2019. During the first half of 2019, we established a significant commercial infrastructure in advance of FDA approval of our r-SNM System and we continued to make significant investments to build our commercial organization by hiring dedicated full-time employees consisting of field-based sales and clinical personnel to market and support our product in the United States. We hired and trained sales representatives and clinical specialists with strong sales backgrounds and experience in SNM therapy and other neurostimulation applications, and with relationships with urologists and urogynecologists.
We began U.S. commercialization of our r-SNM System in November of 2019. By the end of the third quarter of 2020, over 600 unique accounts in the United States have implanted the Axonics r-SNM System.
Revenue during the nine months ended September 30, 2020 from accounts located across the United States was $73.8 million.
In January 2020, the FDA approved an enhanced, second-generation programmer for the Axonics r-SNM System under a PMA supplement. The new programmer features, among other things, a predictive programming algorithm that translates intra-operative responses and suggests how to program the patient for optimum therapy, thereby reducing the need to adjust post-implant therapy.
In April 2020, the FDA approved a second-generation rechargeable implantable neurostimulator (INS) for the Axonics r-SNM System under a PMA supplement. The second-generation INS extends the recharge interval for patients to only once a month for about one hour and for some patients, up to once every two months. The second-generation INS began shipping to customers in the U.S. during the third quarter of 2020.
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

In July 2020, the FDA approved 3T full-body MRI conditional labeling for the Axonics r-SNM System under a PMA supplement. With this incremental approval, the Axonics r-SNM System is MRI compatible for both 1.5T and 3T full-body scans.
In September 2020, Health Canada approved a second-generation rechargeable INS for the Axonics r-SNM System, which the Company began shipping upon approval.
Our ability to generate revenue and become profitable will depend on our ability to continue to successfully commercialize our r-SNM System and any product enhancements we may advance in the future. We expect to derive future revenue by increasing patient and physician awareness of our r-SNM System. If we are unable to accomplish any of these objectives, it could have a significant negative impact on our future revenue. If we fail to generate sufficient revenue in the future, our business, results of operations, financial condition, cash flows, and future prospects would be materially and adversely affected.
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
We incurred net losses of $43.6 million and $57.2 million for the nine months ended September 30, 2020 and 2019, respectively, and had an accumulated deficit of $223.2 million as of September 30, 2020 compared to $179.6 million at December 31, 2019. As of September 30, 2020, we had available cash and cash equivalents of approximately $269.3 million, current liabilities of approximately $38.8 million, and long-term liabilities of approximately $15.0 million.
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

Impact of COVID-19
The COVID-19 pandemic negatively impacted our sales, primarily in the second quarter of 2020, by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect that the pandemic could negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada, have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled from middle of March 2020 through May 2020, but order flow began a gradual recovery in May 2020 and continued to improve through the third quarter of 2020.
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
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) a minimum annual royalty (the Minimum Royalty), payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the nine months ended September 30, 2020 and 2019, we have recorded royalties of $3.0 million and $0.2 million, respectively. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.
Components of Our Results of Operations
Net Revenue
Revenue during the nine months ended September 30, 2020 from U.S. operations was $73.8 million.
Revenue during the nine months ended September 30, 2020 and 2019 from international operations in the Netherlands, England, Canada, Switzerland, Norway and Germany, was $2.9 million and $3.9 million, respectively.
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
The following table summarizes our research and development expenses by functional area for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Personnel related	$3,273	$3,175	$8,072	$8,432
Clinical development	107	213	292	1,108
Contract fabrication and manufacturing	1,643	244	4,043	1,469
Contract R&D and consulting	2,455	829	7,360	1,939
Other R&D expenses	270	394	1,263	1,000
Total R&D expenses	$7,748	$4,855	$21,030	$13,948
General and Administrative Expenses
General and administrative expenses consist primarily of employee compensation, including stock-based compensation, and spending related to finance, information technology, human resource functions, consulting, legal, and professional service fees. Other general and administrative expenses include director and officer insurance premiums, investor relations costs, office-related expenses, facilities and equipment rentals, bad debt expense, and travel expenses. We expect our general and administrative expenses will increase in absolute dollars as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services. Additionally, we anticipate increased legal expenses associated with our patent infringement litigation with Medtronic. These expenses will further increase when we no longer qualify as an “emerging growth company” under the Jumpstart Our Business Startups (JOBS) Act, which will require us to comply with certain reporting requirements beginning with our 2020 annual report. We expect general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.
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
Results of Operations
The following table shows our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Period to Period Change	Nine Months Ended September 30,		Period to Period Change
	2020	2019		2020	2019
Net revenue	$35,243	$1,309	$33,934	$76,752	$3,874	$72,878
Cost of goods sold	13,434	632	12,802	31,792	1,952	29,840
Gross profit	21,809	677	21,132	44,960	1,922	43,038
Gross Margin	61.9%	51.7%		58.6%	49.6%
Operating Expenses
Research and development	7,748	4,855	2,893	21,030	13,948	7,082
General and administrative	5,773	5,162	611	18,963	13,539	5,424
Sales and marketing	17,057	15,707	1,350	47,846	32,371	15,475
Total operating expenses	30,578	25,724	4,854	87,839	59,858	27,981
Loss from operations	(8,769)	(25,047)	16,278	(42,879)	(57,936)	15,057
Other Income (Expense)
Interest income	35	627	(592)	742	2,500	(1,758)
Interest and other expense	(434)	(586)	152	(1,429)	(1,747)	318
Other income (expense), net	(399)	41	(440)	(687)	753	(1,440)
Loss before income tax expense	(9,168)	(25,006)	15,838	(43,566)	(57,183)	13,617
Income tax expense	—	—	—	1	1	—
Net loss	(9,168)	(25,006)	15,838	(43,567)	(57,184)	13,617
Foreign currency translation adjustment	99	(112)	211	(186)	(165)	(21)
Comprehensive loss	$(9,069)	$(25,118)	$16,049	$(43,753)	$(57,349)	$13,596

Comparison of the Three Months Ended September 30, 2020 and 2019
Net Revenue
Net revenue was $35.2 million for the three months ended September 30, 2020 and was derived from the sale of our r-SNM Systems to customers in the United States, Europe and Canada. Net revenue was $1.3 million for the three months ended September 30, 2019 and was derived from the sale of our r-SNM System to customers in Europe and Canada. The increase in net revenue is primarily due to the commercial launch in the United States, partially offset by a decrease in sales in Europe and Canada as related to the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
We incurred $13.4 million of cost of goods sold for the three months ended September 30, 2020. We incurred $0.6 million of cost of goods sold for the three months ended September 30, 2019. Gross margin was 61.9% in the three months ended September 30, 2020, compared to 51.7% for the three months ended September 30, 2019. The increase in gross margin is primarily due to higher sales volume as well as the commercial launch in the United States, which has higher average sales prices.
Research and Development Expenses
Research and development expenses increased $2.9 million, or 59.6%, to $7.7 million in the three months ended September 30, 2020, compared to $4.9 million in the three months ended September 30, 2019. The increase in research and development expenses was primarily attributable to an increase of $1.6 million in contract research and development and consulting expenses and an increase of $1.4 million in contract fabrication and manufacturing costs.
General and Administrative Expenses
General and administrative expenses increased $0.6 million, or 11.9%, to $5.8 million in the three months ended September 30, 2020, compared to $5.2 million in the three months ended September 30, 2019, primarily as a result of an increase of $0.2 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits and an increase of $0.2 million in rent expense.
Sales and Marketing Expenses
Sales and marketing expenses increased $1.4 million, or 8.6%, to $17.1 million in the three months ended September 30, 2020, compared to $15.7 million in the three months ended September 30, 2019. The increase in sales and marketing expenses was primarily due to an increase of $2.6 million related to personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by decrease of $0.7 million in travel expenses.
Other Income (Expense), Net
Other expense, net was $0.4 million in the three months ended September 30, 2020 consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank, partially offset by interest income earned on cash equivalents. Other income, net was minimal in the three months ended September 30, 2019.
Income Tax Expense
We recorded no income tax expense for the three months ended September 30, 2020 and 2019.
Comparison of the Nine Months Ended September 30, 2020 and 2019
Net Revenue
Net revenue was $76.8 million for the nine months ended September 30, 2020 and was derived from the sale of our r-SNM Systems to customers in the United States, Europe and Canada. Net revenue was $3.9 million for the nine months ended September 30, 2019 and was derived from the sale of our r-SNM System to customers in Europe and Canada. The increase in net revenue is primarily due to the commercial launch in the United States, partially offset by a decrease in sales in Europe and Canada as related to the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
We incurred $31.8 million of cost of goods sold for the nine months ended September 30, 2020. We incurred $2.0 million of cost of goods sold for the nine months ended September 30, 2019. Gross margin was 58.6% in the nine months ended September 30, 2020, compared to 49.6% for the nine months ended September 30, 2019. The increase in gross margin is primarily due to higher sales volume as well as the commercial launch in the United States, which has higher average sales prices.

Research and Development Expenses
Research and development expenses increased $7.1 million, or 50.8%, to $21.0 million in the nine months ended September 30, 2020, compared to $13.9 million in the nine months ended September 30, 2019. The increase in research and development expenses was primarily attributable to an increase of $5.4 million in contract research and development and consulting expenses and an increase of $2.6 million in contract fabrication and manufacturing costs, partially offset by a decrease of $0.8 million in clinical development costs to demonstrate the safety and effectiveness of our r-SNM System and to support regulatory submissions.
General and Administrative Expenses
General and administrative expenses increased $5.4 million, or 40.1%, to $19.0 million in the nine months ended September 30, 2020, compared to $13.5 million in the nine months ended September 30, 2019, primarily as a result of an increase of $2.2 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, an increase of $1.4 million in legal and consulting costs, an increase of $0.8 million in rent expense, and an increase of $0.4 million in bad debt expense.
Sales and Marketing Expenses
Sales and marketing expenses increased $15.5 million, or 47.8%, to $47.8 million in the nine months ended September 30, 2020, compared to $32.4 million in the nine months ended September 30, 2019. The increase in sales and marketing expenses was primarily due to an increase of $17.5 million related to personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by a decrease of $1.6 million in travel expenses.
Other Income (Expense), Net
Other expense, net was $0.7 million in the nine months ended September 30, 2020 consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank, partially offset by interest income earned on cash equivalents. Other income, net was $0.8 million in the nine months ended September 30, 2019 consisting primarily of interest income earned on cash equivalents and short-term investments, partially offset by interest expense incurred related to the Loan Agreement with Silicon Valley Bank.
Income Tax Expense
We recorded minimal income tax expense for the nine months ended September 30, 2020 and 2019, respectively.
Liquidity and Capital Resources
We only began full-scale commercialization of our r-SNM System in late 2019. We have expended significant resources on research and development activities, growing our operations organization and building and training our sales organization.
We incurred net losses of $43.6 million and $57.2 million for the nine months ended September 30, 2020 and 2019, respectively, and had an accumulated deficit of $223.2 million as of September 30, 2020 compared to $179.6 million at December 31, 2019. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our r-SNM System in the United States.
As of September 30, 2020, we had cash, cash equivalents and short-term investments of $269.3 million compared to $183.7 million at December 31, 2019. We expect that our cash, cash equivalents and short-term investments on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock, cash receipts from sales of our r-SNM System and proceeds from our Loan Agreement with Silicon Valley Bank. As of September 30, 2020, we had $21.5 million in outstanding borrowings, as discussed below under “Indebtedness.” If we raise additional funds by issuing equity securities, our stockholders could experience dilution. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing when needed to satisfy our liquidity requirements, we may be required to scale back our operations.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in)
Operating activities	$(55,428)	$(55,318)
Investing activities	10,677	32,945
Financing activities	143,135	463
Effect of exchange rate changes on cash and cash equivalents	(186)	(165)
Net increase (decrease) in cash and cash equivalents	$98,198	$(22,075)
Net cash used in operating activities
Net cash used in operating activities was $55.4 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $43.6 million and a decrease in net operating assets of $25.8 million, partially offset by non-cash charges of $13.9 million. Net operating assets consisted primarily of accounts receivable and inventory due to the commercial launch of our r-SNM System in the United States. Non-cash charges consisted primarily of stock-based compensation.
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
Net cash provided by investing activities
Net cash provided by investing activities was $10.7 million for the nine months ended September 30, 2020 and consisted primarily of sales and maturities of short-term investments, partially offset by purchases of property and equipment.
Net cash provided by investing activities was $32.9 million for the nine months ended September 30, 2019 and consisted primarily of sales and maturities of short-term investments, partially offset by purchases of short-term investments.
Net cash provided by financing activities
Net cash provided by financing activities was $143.1 million for the nine months ended September 30, 2020 and consisted primarily of $140.5 million in net proceeds received in the May 2020 follow-on offering.
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
We may prepay amounts outstanding under the Term Loan in increments of $5.0 million at any time with 30 days prior written notice to Silicon Valley Bank. However, all prepayments of the Term Loan prior to maturity, whether voluntary or mandatory (acceleration or otherwise), are also subject to the payment of a prepayment fee equal to 1.00% of the principal amount of the Term Loan being prepaid. Additionally, on the earliest to occur of (i) the maturity date of the Term Loan, (ii) the acceleration of the Term Loan, or (iii) the prepayment of the Term Loan, we will be required to make a final payment equal to the original principal amount of such tranche multiplied by 7.50%. We are currently accruing the portion of the final payment calculated based on the amount outstanding under the Term Loan.
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
The Loan Agreement contains certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interest. Subject to certain limited exceptions, these covenants limit our ability to or prohibit us to permit any of our subsidiaries to, as applicable, among other things:
•pay cash dividends on, make any other distributions in respect of, or redeem, retire or repurchase, any shares of our capital stock;
•convey, sell, lease, transfer, assign, or otherwise dispose of all or any part of our business or property;
•effect certain changes in our business, management, ownership or business locations;
•merge or consolidate with, or acquire all or substantially all of the capital stock or property of any other company;
•create, incur, assume, or be liable for any additional indebtedness, or create, incur, allow, or permit to exist any additional liens;
•make certain investments; and
•enter into transactions with our affiliates.
As of September 30, 2020, we were in compliance with all debt covenant requirements under the Term Loan. While we have not previously breached and are currently in compliance with the covenants contained in the Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, Silicon Valley Bank may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations. An event of default includes, but is not limited to, the following: if we fail to make any payment under the Loan Agreement when due, if we fail or neglect to perform certain obligations under the Loan Agreement, if we violate certain covenants under the Loan Agreement, if certain material adverse changes occur, if we are unable to pay our debts as they become due or otherwise become insolvent, or if we begin an insolvency proceeding.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 4, 2020. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2020.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 16, 2020, we filed seven petitions before the United States Patent and Trademark Office (USPTO) requesting inter partes review (IPR) to contest the validity of each of the Medtronic patents that Medtronic has alleged are being infringed by us. In September 2020, the USPTO decided that it will accept or “institute” the IPR process for six of the seven patents, finding that we had demonstrated a reasonable likelihood that at least one, if not all, of the claims of these six patents are invalid. The USPTO will usually render a decision on the validity of contested patents within twelve months of instituting the review. We filed a motion to stay the proceedings before the United States District Court for the Central District of California pending resolution of the IPR process. Our motion was granted by the court on May 8, 2020.
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
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries and all 50 states within the United States. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect the pandemic to continue to negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System has decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. For example, in the United States, governmental authorities have recommended, and in certain cases required, or healthcare providers have decided that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. We believe the COVID-19 pandemic has also negatively impacted the number of OAB, FI and UR diagnoses and patients screened for eligibility for our r-SNM system as hospitals and ambulatory surgery centers focus on COVID-19 and as patients postpone healthcare visits and treatments. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled from middle of March 2020 through May 2020, but order flow began a gradual recovery in May 2020 and continued to improve through the third quarter of 2020. Many areas in the United States have since restarted procedures with our r-SNM System, but the situation is evolving rapidly and remains uncertain due to recent increases in COVID-19 cases and related hospitalizations. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. Further, once the pandemic subsides, we anticipate there will be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking procedures performed using our r-SNM System, may have to navigate limited provider capacity. We believe this limited provider, hospital and ambulatory surgery center capacity could have a significant adverse effect on our business, financial condition and results of operations following the end of the pandemic. Additionally, even after it is deemed advisable to resume conducting elective procedures, some patients may elect not to undergo procedures or delay scheduling procedures to avoid traveling to healthcare facilities due to safety concerns.
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
We consider our primary competition to be other implantable SNM devices. We face competition from major medical device companies worldwide, including Medtronic, the maker of InterStim II and InterStim Micro. InterStim II and InterStim Micro are currently the only other implantable SNM device approved for commercial sale in the United States by the FDA. In August 2020, Medtronic received FDA approval for its Micro product, a rechargeable, implantable SNM device with a 15-year life in the body that treats the same patient population as Interstim II. This new offering could significantly impact the competitive landscape and our ability to capture and penetrate market share in the third-line therapy treatment market, and therefore could potentially have a material adverse effect on our business, financial condition and results of operation.
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

AXONICS MODULATION TECHNOLOGIES, INC.
Date: November 4, 2020	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2020	By:	/s/ Dan L. Dearen
Dan L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)