Form 10-K
period 2020-12-31
Axonics Modulation Technologies, Inc.
filed 2021-03-01
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)
☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,135.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $35.11 per share for such date.
As of February 25, 2021, 41,523,375 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed by the registrant within 120 days of December 31, 2020. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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
•unanticipated safety concerns related to the use of our products;
•U.S. Food and Drug Administration (FDA) or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;
•the results of any ongoing or future legal proceedings, including but not limited to intellectual property, product liability or other litigation against us, our third-party manufacturers or other parties on which we rely or litigation against our general industry;
•any termination or loss of intellectual property rights;
•any voluntary or regulatory mandated product recalls;
•adverse developments concerning our manufacturers or suppliers or any future strategic partnerships;
•introductions and announcements of new technologies by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;
•successful integration of acquired operations into our ongoing business;
•announcements of regulatory approval or disapproval of our products and any future enhancements to our products;
•adverse results from or delays in clinical studies of our products;
•variations in our financial results or those of companies that are perceived to be similar to us;
•success or failure of competitive products or therapies in the markets in which we do business;
•changes in the structure of healthcare payment of our products;
•announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;
•economic and market conditions in general and in the medical technology industry specifically, including the size and growth, if any, of the market, and issuance of securities analysts’ reports or recommendations;
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
This Annual Report on Form 10-K includes our trademarks and trade names, including, without limitation, r-SNM®, Axonics SNM System® and Bulkamid®, which are our property and are protected under applicable intellectual property laws. This Annual Report on Form 10-K also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I
Risk Factors Summary
The following is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K that could materially adversely affect our business, financial condition, and/or results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
Risks Related to Our Business and Strategy
•We have incurred significant operating losses since inception, and we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.
•Our r-SNM System was our sole product until we acquired the Bulkamid urethral bulking agent product line on February 25, 2021 and will generate the vast majority of our revenue for the foreseeable future.
•We rely on third parties for the manufacture of our products, some of them as a single source. This reliance increases the risk that we will not have sufficient quantities of our products or be able to purchase them at an acceptable cost, and reduces our control over the manufacturing process, which could delay, prevent or impair our development or sales efforts.
•We have a limited history of manufacturing and assembling our products in commercial quantities and may encounter related problems or delays that could result in lost revenue.
•We may require additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all.
•We compete against other companies, including Medtronic and Boston Scientific, some of which have longer operating histories, more established products or greater resources than we do, which may prevent us from achieving increased market penetration and improved operating results.
•If the quality and benefits of our products do not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.
•The size and future growth in the market for our products has not been established with precision and may be smaller than we estimate and our sales growth may be adversely affected.
•We may seek to grow our business through acquisitions of complementary products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business, could harm our business, financial condition and operating results.
•Consolidation in the healthcare industry could lead to demands for price concessions, which may affect our ability to sell our products at prices necessary to support our current business strategies.
•Our success will depend on our ability to retain senior management and other highly qualified personnel.
•If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our products, our commercial success may be severely hindered.
•We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.
•Unfavorable global economic conditions could adversely affect our business, financial condition, or results.
•Our results may be impacted by changes in foreign currency exchange rates.
•A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.
Risks Related to Legal Matters and Government Regulation
•Our operations are subject to extensive laws and government regulation and oversight both in the United States and internationally, and our failure to comply with applicable requirements could harm our business.
•We may not receive the necessary clearances or approvals for modifications to our products, and failure to do so would adversely affect our ability to grow our business.
•The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies.
•Failure to comply with postmarketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw our products from the market.

•We or any of our suppliers or third-party manufacturers could be forced to recall our products.
•Our products may cause or contribute to adverse medical events or serious safety issues, which could have a negative impact on us.
•Legislative or regulatory reforms in the United States or Europe may make it more difficult and costly for us to obtain regulatory clearances or approvals, or to manufacture, market or distribute our products.
•We and our suppliers are subject to various federal, state and foreign laws, including anti-corruption laws, fraud and abuse laws, privacy and security laws, transparency laws, trade regulations, and “conflict minerals” rules, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly and thus could harm our business.
•Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system and new medical device regulations in Europe, could harm our business, financial condition and results of operations.
•Our business involves the use of hazardous materials and our third-party manufacturers must comply with environmental laws and regulations, which may be expensive and restrict how we do business.
Risks Related to Intellectual Property
•Litigation or other proceedings or third-party claims of intellectual property infringement against us, including the Medtronic Litigation, or any of our current or future licensors, including AMF, could require us to spend significant time and money and could prevent us from selling our products, or affect our stock price.
•If we or any of our current or future licensors, including AMF, are unable to maintain, obtain or adequately protect our intellectual property rights, we may not be able to compete effectively in our market or we could be required to incur significant expenses to enforce or defend our rights or attempt to do the same.
•If we are unable to enforce our intellectual property or protect the confidentiality of our trade secrets or our confidential information, our business or competitive position could be harmed.
•If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business.
Risks Related to Our Common Stock
•The trading price of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
•Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
•We have incurred and will continue to incur significant costs as a result of being a public company, which may adversely affect our business, financial condition and results of operations.
•We are obligated to maintain proper and effective internal controls over financial reporting and any failure to do so may adversely affect investor confidence in us, and, as a result, the value of our common stock.
•Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
•Anti-takeover provisions in our certificate of incorporation and bylaws, as well as under Delaware law, could discourage a takeover.
•Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
Item 1. Business.
Overview
We are a global medical technology company that develops and commercializes products to treat urinary and fecal dysfunction, including: (i) an implantable sacral neuromodulation (SNM) system to treat urinary urge incontinence (UUI) and urinary urgency frequency (UUF), together referred to as overactive bladder (OAB), fecal incontinence (FI), and non-obstructive urinary retention (UR); and (ii) a urethral bulking agent to treat female stress urinary incontinence (SUI).

SNM System
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
We estimate the global SNM market is now approximately $650 million to $700 million and believe it is a growing market that is currently about one to three percent penetrated. Until we entered the market, it was serviced by Medtronic as a single participant.
We believe our proprietary rechargeable SNM system (r-SNM System), the first rechargeable SNM system marketed worldwide, offers significant advantages, and is well positioned to capture market share and penetrate and grow this attractive market. Our r-SNM System is designed to last approximately 15 years in the human body, is only 5cc in volume, offers broad MRI access, ease of use, intuitive programmers, and the longest recharging interval among rechargeable SNM systems.
We began U.S. commercialization of our r-SNM System in the middle of the fourth quarter of 2019 after receiving approval by the U.S. Food and Drug Administration (FDA). We also have marketing approvals in Europe, Canada, and Australia for all relevant clinical indications.
During 2020 and early 2021, we received six additional FDA approvals for enhancements to our product offering, including a second-generation rechargeable implantable neurostimulator (INS) with a one-month recharging interval, a new patient remote control with SmartMRITM technology, 3 Tesla MRI full-body conditional labeling, a second-generation recharging belt, an upgraded programmer and a third-generation INS which gives patients the ability to make broader stimulation parameter adjustments at home.
We believe that SNM therapy is an effective treatment alternative for patients with bladder and bowel dysfunction whose symptoms have not been adequately resolved by first and second-line therapies. We believe that approximately two-thirds of patients in the United States with bladder and bowel dysfunction that are treated with SNM therapy have either UUI alone, UUI in combination with FI or another subtype of OAB. We believe that approximately 85% of the SNM addressable market for OAB consists of female patients. Anatomical and physiological differences in the lower urinary tract of males and females may help to explain these variations.
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
SNM therapy has been commercially available in the United States for over 20 years and has been clinically proven to provide a safe, effective, reversible, and long-lasting solution. According to a study published in the Journal of Neurourology and Urodynamics, Siegel et al. in 2014, SNM therapy is the only third-line therapy for OAB that has objectively demonstrated superior efficacy to standard OAB medical therapy. Relative to the other third-line therapies such as onabotulinumtoxinA (BOTOX) injections and percutaneous tibial nerve stimulation (PTNS) we believe SNM therapy has therapeutic advantages that include better efficacy and patient compliance.
We believe that our r-SNM System offers similar therapeutic benefits and competitive advantages to the only other currently available SNM technologies, InterStim II and Interstim Micro, both offered by Medtronic. As a result of our long-lived implantable device, patients implanted with our r-SNM System do not need to undergo replacement surgery every three to five years, as is the case for patients implanted with InterStim II, potentially reducing the risks of surgery and associated infections. We believe patients who have historically resisted SNM therapy because of the required multiple surgeries may be more inclined to be treated by our r-SNM System. Our r-SNM System allows full-body MRI scans and head scans under certain conditions. This full-body MRI feature may allow more patients to choose SNM therapy to treat their bladder and bowel dysfunction.

We have designed and developed a proprietary method protected by patents, know-how, and trade secrets that enables us to combine ceramic and titanium to fabricate the INS enclosure of our r-SNM System. This method enables us to incorporate a significantly smaller battery and recharging coil into our INS, which enables us to provide a smaller sized implant that is half the weight of InterStim II while offering twice the recharging interval (one month vs. two weeks) as Interstim Micro. In addition, we engineered the INS to deliver constant-current stimulation, which automatically adjusts stimulation based on changes to impedance that occur as the implanted lead scars into the body, which we expect will provide a more consistent and reliable therapy over time and reduce patient and physician management of the therapy. Our r-SNM System also includes an easy-to-use patient remote control. We also designed and custom built a clinician programmer that guides the implanting physician through electrode placement and stimulation programming.
Our r-SNM System consists of several components and accessories that provide a smoothly integrated, long-lasting, intuitive, and easy-to-use system. The miniaturized INS is a five cubic centimeter, rechargeable implantable stimulator designed to provide stimulation through a tined four-electrode lead. SNM therapy generally consists of two phases, an evaluation period, also called the external trial period, which typically lasts a few days to a few weeks, and a permanent implant for those patients who experience a successful external trial period. The permanent implant procedure typically occurs in a hospital or an outpatient setting and includes implantation of the INS and, if a temporary lead was used for the external trial period, implantation of the permanent lead. The INS is inserted through a small incision into a pocket in the subcutaneous fat of the upper buttocks, and the lead body is tunneled to the INS pocket and connected to the INS. The INS is programmed by, and wirelessly communicates with, the clinician programmer, at a range of up to approximately three feet. The patient has the ability to adjust stimulation intensity up or down or switch on or off, using a discrete, small, and easy-to-use wireless remote control that communicates with the device at a range of up to approximately three feet. The INS charges wirelessly for approximately one hour once a month under normal use conditions.
We intend to continue to invest in research and development activities focused on improvements and enhancements to our r-SNM System. Our goals include expanding the suite of product solutions available for SNM therapy, including a non-rechargeable SNM device that utilizes a primary cell battery.
We focus the significant majority of our sales and marketing efforts in the United States where reimbursement for SNM therapy is well established and covered by most major U.S. insurers, including Medicare. Additionally, we hire and train sales representatives and clinical specialists with strong backgrounds and experience in SNM therapy and other neurostimulation applications, and who have existing relationships with urologists and urogynecologists. We are initially targeting the estimated top 1,000 physicians that represent a majority of the implant volume in the United States. We estimate that approximately 80% of U.S. implant volume is generated by these 1,000 physicians.
Urethral Bulking Agent
On February 25, 2021, we announced the acquisition of Contura Limited (Contura) and its Bulkamid product, a urethral bulking agent indicated for the treatment of female SUI. In consideration for the acquisition, we paid approximately $141.3 million in cash and issued 1,096,583 shares of our common stock. We may pay an additional $35 million in the event Bulkamid sales in any consecutive 12-month period exceed $50 million before December 31, 2024.
As part of the transaction, we entered into a supply agreement with Contura International A/S (Contura International) to manufacture Bulkamid for us (Manufacturing and Supply Agreement). We have a right to a technology transfer after June 30, 2022 that would enable us to insource the manufacturing of Bulkamid.
Bulkamid received a CE Mark in 2003 and a PMA from the FDA in 2020 and has been sold through a combination of a direct sales force and distributors, which we expect to continue under our ownership. The acquisition of Contura is expected to expand our international operations.
SUI is a common condition that afflicts women of all ages, with childbirth as one of the main contributing factors. SUI is caused by weakness in the pelvic floor, preventing the urethra from closing fully when sudden pressure is put on the bladder. This can allow urine to leak out during normal daily activities such as coughing, laughing, exercising, or lifting an object. SUI is different from overactive bladder. OAB, which is not related to pelvic floor weakness, is treated with drugs, Botox or SNM. Many patients present with both SUI and UUI, referred to as mixed incontinence.
We believe the market for SUI is large and highly underpenetrated, particularly in the United States, with approximately 20 million women suffering from SUI. Similar to urinary incontinence, the majority of women with SUI are suffering in silence. We estimate that approximately 8.8 million women have sought medical treatment, most of whom were offered conservative therapy or opted for no treatment due to a lack of non-invasive treatment options with high efficacy. Similar to SNM, we believe the SUI market is poised for significant and durable growth in the years ahead.
While bulking agents have been on the market for over a decade, the bulking effect of the legacy gels has limitations. This is primarily due to difficulty in administration and the variability in the volume of gel material injected, resulting in middling satisfaction and relief for patients. Legacy bulking agents contain microparticles, which according to clinical literature, sometimes induce a chronic inflammatory response. The combination of these factors has led to modest use of legacy bulking agents and physician preference for an invasive sling procedure to treat women with SUI.
As a next-generation bulking agent, we believe Bulkamid addresses the shortcomings of existing particulate-based bulking agents. It is a unique and patented non-particulate hydrogel that is injected into the urethral wall to restore the natural closing pressure of the urethra. It is a simple, fast, easy-to-learn and perform procedure that is minimally invasive and can be performed in minutes in either a physician’s office or an outpatient facility.
Bulkamid is biocompatible, consisting of 97.5% water, and does not induce a chronic inflammatory response. Bulkamid’s bulking effect is aided due to the fact that the volume, of each injection is predictable, controllable, and precise. Bulkamid retains its bulking characteristics for a number of years, thereby maintaining efficacy and providing women with long lasting relief of their SUI symptoms. Bulkamid is supported by extensive clinical validation, with over 70,000 women treated to date, and generates high rates of patient satisfaction.
We believe we can leverage our expansive commercial footprint and accelerate Bulkamid’s adoption in the United States. As is the case in certain European markets, such as the U.K., we believe Bulkamid will quickly become the gold standard in the U.S. for bulking agents and take share from invasive sling procedures. The new product line further increases our value to physicians as we can now offer customers best-in-class solutions for patients with various types of OAB and SUI.
Bulkamid is currently sold through a direct salesforce in the U.S., U.K., Germany, France, Nordic countries and through distributors in over 30 international markets around the world. In the United States, there are currently only five sales professionals.
The acquisition of Bulkamid is expected to be accretive to revenue growth, gross margins and operating margins in 2021 and beyond.
Our Success Factors
We believe that continued growth of our company will be driven by the following success factors:
•Large and growing SNM market with established coverage and reimbursement. SNM treatment for OAB, FI, and UR is a well-established therapy. Since the first FDA-approved SNM device, the InterStim I System, was introduced in 1997, we estimate hundreds of thousands of patients have been implanted worldwide with such system and its successor InterStim II. In 2018, we believe that approximately 45,000 patients were implanted with SNM therapy, including an estimated 10,000 patients receiving replacement implants, corresponding to an approximately $650 million to $700 million global annual addressable SNM market. We estimate the global SNM market is approximately one to three percent penetrated, and we believe that the introduction of highly differentiated SNM solutions has the potential to grow the market in excess of historical size and growth rates. In addition, because SNM therapy has been widely used in patients for over 20 years in the United States, which we believe makes up nearly 90% of the sales in the global SNM market, reimbursement codes and payments are well-established, and the procedure is covered by most major U.S. insurers.

•Long-term solution offering material benefits to patients, physicians, and payors. Our r-SNM System was the first system for SNM therapy with a rechargeable INS battery that is designed to last approximately 15 years. As a result, our r-SNM System offers several benefits not found in the legacy competitive device, the InterStim II. First, patients implanted with our r-SNM System do not need to undergo replacement surgery every three to five years, as is the case for patients implanted with InterStim II, a non-rechargeable system. We believe a rechargeable system significantly improves a patient’s experience and reduce the risks of surgery and associated infections. In addition, by reducing the number of replacement surgeries, physicians and facilities can utilize their resources more efficiently. We believe that our technology has the potential to significantly reduce overall costs to the healthcare system. In 2016, we commissioned a study, which concluded that a rechargeable SNM system with a 15-year battery life could potentially reduce overall U.S. healthcare costs by up to $12 billion over a 15-year horizon. Our r-SNM System was also the first SNM system to allow full-body MRI scans under certain conditions.
•Significant competitive and functional advantages over other approved SNM devices. We believe that our r-SNM System’s innovative and proprietary design offers significant competitive and functional advantages over InterStim II and Interstim Micro. We believe that our r-SNM System was the first system for SNM therapy with a rechargeable INS battery that is designed to last approximately 15 years, as compared to three to five years for patients implanted with InterStim II. Our proprietary method of combining ceramic and titanium to fabricate the INS enclosure enables us to incorporate a significantly smaller recharging coil into our INS, which offers benefits such as 60% smaller size and half the weight of InterStim II, enhanced communication range with the patient programmer, and twice the recharging interval compared to Interstim Micro. In addition, our r-SNM System employs constant current which automatically adjusts stimulation based on changes to impedance that occur as the implanted lead scars into the body, which we expect will provide a more consistent and reliable therapy over time and reduce patient and physician management of the therapy. Further, our r-SNM System is differentiated by significant wireless charging benefits and an easy-to-use patient remote control. Finally, we designed and custom built a clinician programmer that guides the implanting physician through electrode placement and stimulation programming.
•Strong clinical data. We have a body of compelling clinical evidence that demonstrates the safety and effectiveness of our r-SNM System. In our clinical work to date, we have implanted 180 patients in the United States and Europe. Our ARTISAN-SNM pivotal study evaluated 129 patients with UUI. In the two-year results, therapy response rate was 88% of all patients initially treated. Our European study, RELAX-OAB, evaluated 51 patients that suffered from UUF and UUI. The therapeutic response rate at 12 months for the 43 patients who continued with study follow-up was 94% for test responders and 72% for all implanted patients. We intend to follow patients for at least two years for both of our clinical studies. We believe clinical data is important and will be key to driving broad-based adoption of our r-SNM System.
•Substantial sales and clinical field teams. We hire and train sales representatives and clinical specialists with strong backgrounds and experience in SNM therapy and other neurostimulation applications, and who have existing relationships with urologists and urogynecologists. We anticipate that this investment in our sales force will enable us to compete effectively and gain market share, as we expect relationships, expertise and patient outcomes will be important factors in the widespread adoption of our r-SNM System.
•A deep understanding of our target market. We formed our company by assembling an experienced team with significant in-depth knowledge of our target market. From the outset, we spent significant time understanding the unmet needs of patients and physicians through patient field studies and early engagement of physicians and key opinion leaders. By utilizing this market knowledge and initially focusing solely on SNM, we have been able to navigate the development and regulatory requirements for our r-SNM System in an efficient manner.
•Comprehensive and broad intellectual property portfolio. Our r-SNM System is supported by a nucleus of issued patents and patent applications that we license from the Alfred E. Mann Foundation for Scientific Research (AMF) pursuant to the License Agreement. In addition to that nucleus, we have created a substantial portfolio of wholly owned intellectual property, which includes patents, know-how and trade secrets that are embodied by our r-SNM System. As of December 31, 2020, we own 32 issued U.S. patents and 89 issued foreign patents, and 19 pending U.S. patent applications and 41 pending foreign patent applications. We also license from AMF 30 issued U.S. patents and three pending U.S. patent applications, as well as 65 issued foreign patents and 10 pending foreign patent applications. Issued patents owned or used by us will expire between 2021 and 2040.
•Large and underpenetrated SUI market. SUI is a common condition that affects approximately 20 million women. Approximately 16% of adult women suffer from SUI at some point in their lives. It affects women of all ages but becomes more prevalent with age. It can have a significant impact on daily life, affecting activities, relationships, and emotional well-being. Many women are not aware of bulking agents and we see the SUI market as poised for significant and durable growth in the years ahead. We believe that legacy bulking agents have not achieved widespread adoption due to limited efficacy. Legacy gels contain particulate matter and achieve their bulking effect through an inflammatory response in the patient’s body. In addition, we believe urethral sling procedures will become less common in treating SUI due to their invasive nature and the potential for adverse events.
•Substantial opportunity to capture market share with Bulkamid. We believe Bulkamid is a next-generation technology that has distinct advantages over legacy bulking agents and urethral sling procedures. Bulkamid is a non-particulate, biocompatible hydrogel whose bulking effect is linked to the volume of gel injected into the urethral wall, as opposed to competitive bulking agents that achieve bulking through their microparticles and the body’s inflammatory reaction to the particles. We believe we can increase sales of Bulkamid by raising patient awareness and highlighting its excellent clinical results. With Bulkamid, we can now offer customers best-in-class solutions for both OAB and SUI. Bulkamid procedures are done by the same physicians that perform SNM procedures and we expect to leverage our existing relationships to drive adoption of Bulkamid.
•Experienced management team. Our senior management team has over 140 years of combined experience in the medical technology industry. They have a track record of successfully bringing products to market, with significant expertise in development, regulatory approval and commercialization activities.
Our Strategy
Our goal is to become a global leader in providing effective and long-term solutions to treat urinary and fecal incontinence. To achieve this goal, we are pursuing the following strategies:
•Continue to promote awareness of our r-SNM System among healthcare providers. We believe that of the approximately 47,000 physicians addressing OAB and FI in the United States, only approximately 2,000 are trained to perform, or are actively performing, SNM procedures. In the near-term, we plan to focus on converting physicians who represent a majority of the implant volume in the United States to switch to our r-SNM System. We intend to help physicians in their direct-to-patient outreach and are pursuing our own direct-to-patient marketing initiatives. We believe this will expand the number of patients undergoing SNM procedures.
•Continue to develop a commercialization infrastructure with a dedicated direct sales team. We intend to focus the significant majority of our sales and marketing efforts in the United States since we believe that nearly 90% of the annual global SNM sales are generated in this market. Our priority is to target high-volume implant centers. To achieve our commercialization goals, we plan to continue to hire and train sales representatives and clinical specialists, and to provide them with sufficient resources to achieve success.
•Continuously innovate to introduce enhanced SNM product offerings and pursue expanded indications. We intend to continue to invest in research and development activities focused on improvements and enhancements to our r-SNM System. Our goals also include expanding the suite of product solutions available for SNM therapy, including a non-rechargeable SNM device that utilizes a primary cell battery.
•Further penetrate our initial target market by promoting patient and practice awareness. Currently, we estimate that approximately one percent of the four million OAB and FI patients that make up the annual global addressable SNM market are implanted with an SNM device. We believe that there are several factors that influence this light penetration of the market. First, although patients may be familiar with SNM as an alternative therapy, patients who elect not to have the procedure do so because of the limitations of the technology in place when we entered the market, such as the potential for multiple INS replacement surgeries and the large device size. Second, we believe there is a large potential patient population that suffers from OAB and/or FI and is unaware of third-line therapies such as SNM. We believe that a very low percentage of physician specialists that treat patients with symptoms of OAB and/or FI are actively performing SNM procedures. We intend to educate physicians that are unfamiliar with or do not utilize SNM therapy on the benefits on SNM therapy and the advantages of our r-SNM System. We also intend to increase physician and patient awareness through physician engagement, direct patient outreach, and continued publication of scientific data in peer reviewed journals.
•Expand our product offerings with complementary products in our market. We believe our acquisition of Bulkamid is highly synergistic and positions us to become a global leader in urinary incontinence solutions. We expect to leverage our existing commercial footprint of over 220 sales and clinical specialists in the U.S. and Europe who call on urogynecologists and urologists for SNM, the same physicians who treat SUI. We also believe that extending our urology platform to offer solutions for both OAB and SUI will enhance our value proposition and drive additional SNM sales. Bulkamid is a unique, clinically differentiated bulking agent that we believe addresses the shortcomings of existing particulate-based bulking agents while also offering an alternative to patients who desire to avoid sling surgery and instead opt for a minimally invasive solution. Bulkamid has generated extensive clinical validation and a strong safety profile, with over 70,000 women treated to date.
Our Markets
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
The market for SNM therapy is large and growing. We believe that the global SNM market is now approximately $650 million to $700 million, which we believe is comprised of sales of SNM systems for the treatment of UUI, UUF, FI, and UR, and is growing at an approximate rate of 8% year-over-year. We believe this represents approximately 45,000 patient implants, including an estimated 10,000 patients receiving replacement implants, with nearly 90% of sales in this market being generated in the United States and approximately 85% of sales revenue coming from new implant volume. Further, we estimate that the global annual addressable SNM market is presently approximately one to three percent penetrated. We estimate the global annual SNM market will continue to increase for the foreseeable future driven by increased awareness and education of SNM as a therapy alternative, greater expectations for quality of life, and improved patient attitudes toward receiving medical attention. In addition, market growth could accelerate due to more than one medical device company being focused on this market, new innovation for SNM therapy, and other potential products being introduced to physicians and patients. We believe that this represents a compelling opportunity for our r-SNM System to capture market share and further penetrate and grow the existing market.
The market for SUI therapy is large and highly underpenetrated, with approximately 20 million women suffering from SUI in the United States. The majority of women with SUI are suffering in silence. We estimate that approximately only 8.8 million women have sought medical treatment, most of whom were offered conservative therapy or opted for no treatment due to a lack of non-invasive treatment options with high efficacy. Further, we estimate that on an annual basis, there are 25,000 urethral bulking agent treatments and 125,000 pelvic floor sling surgeries performed.

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
Although the study and surveys date back approximately twenty years, we believe these surveys are still representative of the prevalence of OAB in the United States and Europe. Obesity and diabetes are frequent risk factors associated with OAB and we believe that the increase in this high-risk population is one of the factors that have driven continued growth in the prevalence of OAB. According to the Center for Disease Control (CDC), 11 states in 2000 had prevalence of obesity that exceeded 22% and this increased to 36 states that exceeded 26% by 2015. The CDC saw similar conclusions with the increase in diabetes prevalence, where in 2000, approximately half of the states had a prevalence of less than six percent, and by 2015, 27 states had exceeded nine percent.
While historically many people with symptoms of OAB have gone undiagnosed, we believe this is beginning to change. We believe that improved access to care, decreased social acceptance of compromised quality of life, and longer life expectancy may all contribute to individuals being more proactive about acknowledging symptoms of OAB and seeking medical attention. Previously, patients have avoided discussing their symptoms with medical professionals because of misperceptions such as OAB symptoms being a normal and accepted consequence of aging, and lack of availability of treatments, misguided fear of the currently available treatments, and general availability of self-management tools, such as pads. In addition, we believe programs such as the Patient Quality Reporting System (PQRS), which was introduced by the Center for Medicaid and Medicare Services (CMS) in 2013, have helped to improve the frequency of dialogue around OAB between physicians and their Medicare patients as it includes incentives and penalties for primary care physicians based on various quality of care metrics, one of which addresses treating UUI symptoms.
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
In women, the largest group of OAB sufferers are idiopathic, accounting for nearly 50% of the female OAB population. The second largest category is women with mixed urinary incontinence (MUI), which means a patient has both stress urinary incontinence and UUI, accounting for approximately 40% of the female OAB population. While all women with idiopathic OAB can be treated with SNM therapy, based on clinical data, we estimate that approximately 40% of individuals with MUI will be candidates for SNM therapy based on the etiology of their symptoms. Accordingly, we believe that approximately 66% of women who suffer from OAB are treatable with SNM therapy.
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
Overview of Stress Urinary Incontinence
SUI is a common condition that afflicts women of all ages, with childbirth as one of the main contributing factors. SUI is caused by weakness in the pelvic floor, preventing the urethra from closing fully when sudden pressure is put on the bladder. This can allow urine to leak out during normal daily activities such as coughing, laughing, exercising, or lifting an object. The first-line treatment options for SUI begin with lifestyle changes and continence pessaries. SUI lacks pharmacologic treatments, with patients next advancing to urethral bulking agents, pelvic floor sling surgery or colpsosuspension.
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
Current Treatments for OAB and Limitations
Patients with OAB follow a care pathway that transitions them, as necessary, through the progressive series of OAB treatment options. The care pathway directs physicians as to the progression of OAB treatments as follows:
•First-line therapy: behavioral changes, including conservative treatment options such as diet, exercise, timed voiding, pelvic floor exercises, and biofeedback;
•Second-line therapy: drug therapy, including two classes of OAB drugs, anti-muscarinics and beta-3 adrenergic agonists, with patients often trying multiple drugs; and
•Third-line therapy: minimally invasive therapy consisting of SNM, BOTOX injections and PTNS.
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
    Third-Line Therapies
    Sacral Neuromodulation
Historically, SNM therapy has been the most common form of third-line therapy treatment for OAB. InterStim II was approved to treat the symptoms of OAB by the FDA in 2005, and to treat the symptoms of FI by the FDA in 2011, and its predecessor, InterStim, was approved to treat the symptoms of UUI by the FDA in 1997 and 1999 for UUF, respectively. These systems have been implanted in hundreds of thousands of patients worldwide, with a majority of all implants having taken place in the United States. In 2018, approximately 45,000 patients were implanted with these systems, including an estimated 10,000 patients receiving replacement implants.
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
Our r-SNM System
We believe that our proprietary r-SNM System provides a minimally invasive, effective, and long-lasting solution for SNM therapy to treat patients with bladder and bowel dysfunction. We have marketing approvals in Europe, Canada, and Australia for all relevant clinical indications. Our initial PMA application for our r-SNM System for the treatment of FI was approved by the FDA on September 6, 2019, and our PMA application for our r-SNM System for the treatment of OAB and UR was approved by the FDA on November 13, 2019.

Our r-SNM System includes two implantable components and various external components.
    Implantable Components for Patient
•Miniaturized rechargeable INS, which houses the electronics for the device. It is five cubic centimeters and is intended to provide one month of battery life between charges under normal use conditions.
•Tined four-electrode lead, which delivers current-controlled stimulation to the targeted sacral nerve. The tines help anchor the lead in its desired position.
Implantable Neurostimulator

Axonics
SN AX1H150361
UNITED STATES OF AMERICA
IN GOD WE TRUST
LIBERTY
D
QUARTER DOLLAR

    External Components for Patient
•Wireless charging device, which allows transcutaneous charging of the INS. The charger uses an easy to understand combination of visual, audio and haptic indicators to provide information about the charging status. Further, it has the ability to be held into position by an adhesive fixation device or a reusable and flexible belt, which significantly enhances patient mobility.
•Wireless remote control that communicates with the device at a range of up to approximately three feet, which is a small and easy-to-use device that allows the patient to adjust stimulation intensity levels and turn on or off stimulation. The remote control includes a light-emitting diode light that indicates therapy intensity and the status of remaining battery life of the INS.

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
Benefits of our r-SNM System
We believe that our innovative and proprietary r-SNM System offers several competitive advantages as compared to the legacy SNM system, InterStim II. Our device was the first SNM System to offer the following important benefits:
•Long-term solution. The battery is designed to last 15 years, compared to 3-5 years for the non-rechargeable Interstim II.
•Material benefits to physicians and payors. We believe our r-SNM System has the potential to enable physicians and facilities to utilize their resources more efficiently and significantly reduce overall costs to the healthcare system, due to the need for less replacement surgeries compared to InterStim II.
•Small and lightweight implantable neurostimulator. Our INS is approximately 60% smaller than and half the weight of InterStim II.
•Constant current. Our r-SNM System delivers constant-current stimulation, which automatically adjusts stimulation based on changes to impedance that occur as the implanted lead scars into the body and we believe provides a more consistent and reliable therapy.
In addition, we believe our r-SNM System offers many additional competitive advantages compared to the InterStim product line, including the InterStim Micro, our competitor’s new rechargeable device:
•Improved patient experience. Our r-SNM System charges wirelessly and includes a discrete, small and easy-to-use remote control.

•Simplified physician implantation and programming. Our clinician programmer guides the implanting physician through electrode placement and stimulation programming and enables physicians to access key data from the patient’s INS.
•Broad MRI conditions. Our r-SNM System allows for 1.5T and 3T full-body MRI scans under broad conditions. For example, 1.5T full-body MRI scans can be done in normal operating mode with no additional whole-body specific absorption rate limitation.
•Clinically proven results. Our r-SNM System is the only rechargeable SNM System with clinical data to support its safety and efficacy. Two-year results from our clinical study show that 93% of patients achieved clinically significant improvements.
Overview of our External Trial System
Our external trial system (ETS) can be used during an evaluation period by a physician to determine if a patient is a good candidate for SNM therapy. This system includes a disposable external stimulation device, a disposable implantable lead, and a patient remote control. The external stimulation device is comprised of a temporary, non-rechargeable, current controlled pulse generator. The temporary implantable lead has a single electrode. In addition, our ETS can be used for a bilateral percutaneous nerve evaluation trial or a tined lead evaluation trial. In July 2018, we received the CE Mark for our ETS, and in September 2019, we received FDA approval for our ETS.
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
Our Clinical Results and Studies with our r-SNM System
We have a body of compelling clinical evidence that demonstrates the safety, effectiveness, and sustained benefits of our r-SNM System. We have two clinical studies relating to our r-SNM System, a European study, RELAX-OAB, and a U.S. pivotal study, ARTISAN-SNM.
In June 2018, we completed the enrollment and implantation of 129 patients with UUI for our ARTISAN-SNM pivotal study. As of August 2020, all patients in our ARTISAN-SNM study reached the two-year post-implant follow-up, resulting in completion of the ARTISAN-SNM study. These patients were evaluated at 14 centers in the United States and five centers in Europe.
    Key highlights of our ARTISAN-SNM pivotal study at two-years are as follows:
•113 of the 121 implanted patients completing the two-year visit, or 93%, were therapy responders. Of the 129 patients initially treated, 88% were therapy responders at two years (113 out of 129);
•93 of the 113 therapy responses, or 82%, had a ≥75% reduction in urgency incontinence episodes; and
•94% of patients reported being “satisfied” with the therapy; and
•No serious device-related adverse events have been reported.

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
    Key highlights of our European RELAX-OAB study are as follows:
•The study has completed one-year follow-ups and two-year follow-ups;
•Therapy responder rate at 12 months for the 43 patients who continued with study follow-up was 94% for test responders and 72% for all implanted patients;
•At 12 months, 84% of test responders and 77% of all implanted patients were “very” or “moderately” satisfied with the therapy provided by our r-SNM System; and
•No serious device-related adverse events have been reported.
To date, we have observed no unanticipated adverse events (AEs) or serious device-related AEs, in any of our clinical studies or the case series. Further, the safety and effectiveness of SNM therapy when compared to anticholinergic medications was also supported by the InSite study, a prospective, randomized, multi-center study, published on January 10, 2014 in the Journal of Neurourology and Urodynamics. This study was sponsored by Medtronic and began in 2007 and ended in 2016, after the last patient reached the five-year endpoint.
Our Bulkamid Product
Bulkamid is a urethral bulking agent in the form of a non-particulate hydrogel, consisting of 97.5% water and 2.5% polyacrylamide. Bulkamid is injected into the soft tissue of the urethra, adding volume to narrow the lumen of the urethra and to support the closing mechanism of the urethra, thus preventing urine leakage. Urethral bulking does not close the urethra totally; the urethra still opens normally to allow for urination.
Bulkamid achieves its bulking effect by the volume of the gel injected, unlike competitive bulking agents that achieve bulking effect through their micro particles and the body’s inflammatory reaction to the particles.
The Bulkamid procedure is minimally invasive, with no cuts or incisions necessary, and typically takes around 10 to 15 minutes. It usually is performed in an outpatient facility or day surgery unit under a local anesthetic and the patient is able to return home the same day. The injections are made into 3 to 4 locations in the urethral wall; the total volume injected is 1.5 to 2 mL, equivalent to slightly less than half a teaspoon. It is a simple procedure that is easy for physicians to learn.
The majority of women treated with Bulkamid report dryness or improvement in their symptoms, with many seeing that improvement as soon as they leave the doctor’s office, hospital or clinic. Whilst experiencing no leakage at all is the most desired outcome of treatment, many women consider a successful treatment to be a meaningful decrease in the amount and frequency of urine leakage due to stress urinary incontinence such that they are able to go about most of their daily activities. If relief from symptoms is not sufficient, an additional injection of Bulkamid (a “top-up” injection) can be given to help achieve desired results.
Patients who undergo Bulkamid treatment are likely to be free from unwanted urinary leakage or at least have significantly fewer episodes of urinary leakage. In Bulkamid clinical studies, women were asked how effective their treatment was 12 months after their initial injection. Over three quarters of women reported that their incontinence was either cured or improved and approximately two-thirds of women were dry. Bulkamid clinical studies have also shown that most of the women treated over 7 years ago still report benefit.
Over 70,000 women with stress urinary incontinence have been treated with Bulkamid across 25 countries over the last 15 years. During that time, a low number of complications or adverse events have been reported and there have been no reported long-term complications.

Sales and Marketing
We are primarily focused on commercializing our products in the United States, which accounts for the vast majority of SNM sales worldwide. We have established a significant commercial infrastructure, with over 220 sales personnel and clinical specialists and we continue to make significant investments to build our commercial organization to market and support our products. When making hiring decisions for these roles, we prioritize individuals with strong sales backgrounds and experience in SNM therapy and other neurostimulation applications, and who also have existing relationships with urologists and urogynecologists. We expect to focus the significant majority of our sales and marketing efforts in the United States where reimbursement for SNM therapy is well established and covered by most major U.S. insurers, including Medicare.
Through our specialized and dedicated direct sales organization, we are targeting the approximately 2,000 urologists, urogynecologists and colorectal surgeons who are trained and have experience performing SNM procedures. Our particular focus is on the estimated top 1,000 implanting centers that represent a majority of the implant volume in the United States. We estimate that approximately 80% of U.S. implant volume is generated by these 1,000 implanting centers.
In order to support our direct sales team, we have approximately 90 clinical support staff as of December 31, 2020. This clinical staff is primarily responsible for attending implant procedures and assisting the implanting physician with programming the device. Based on our clinical experience to date, we believe that physicians experienced in SNM therapy require minimal training to start implanting our r-SNM System.
We are promoting broader awareness of SNM therapy for the treatment of OAB among patients and physicians, as well as awareness of the benefits and advantages of our r-SNM System. We plan to expand our awareness raising activities, including publication of scientific data in peer reviewed journals and education of physicians who are not familiar with or do not utilize SNM therapy. We may also engage in broad marketing initiatives in jurisdictions where we are permitted to do so.
Our main commercial priority is the United States where we began commercializing and marketing our r-SNM System and generate revenue from product sales. In November 2018, we launched a limited commercial effort in Europe, where we currently have five dedicated sales representatives. We do expect to expend capital resources pursuing commercial operations in Europe, Canada and Australia, where we have marketing approvals for OAB, FI, UR and SUI, but the amount and timing of which will depend on a variety of factors, including the size of the developed market for SNM therapy and bulking agents, burdens to entry and other region- and country-specific factors.
The acquisition of Contura leverages our existing commercial footprint of over 220 sales and clinical specialists in the U.S. and Europe that call on urogynecologists and urologists. Bulkamid is currently sold through a direct salesforce in the U.S., U.K., Germany, France, Nordic countries and in addition, through distributors in over 30 international markets around the world. In the United States, there are currently five sales professionals.
Third-Party Coverage and Reimbursement
In the United States, we derive revenue from the sale of our products to hospitals and ambulatory surgical centers, which typically bill various third-party payors, including Medicare, Medicaid, private insurance companies, health maintenance organizations and other healthcare-related organizations. In addition, we expect that any portion of the costs and fees associated with our r-SNM System that are not covered by these third-party payors, such as deductibles or co-payments, will be billed directly to the patient by the provider. Third-party payors require physicians and hospitals to identify the product and service for which they are seeking reimbursement by using Current Procedural Terminology (CPT) codes, which are created and maintained by the American Medical Association (AMA). As SNM therapy has been widely used in patients for over 20 years in the United States, reimbursement codes and payments are well-established and the procedure is covered by Medicare, Medicaid and private health insurance plans. Similarly for urethral bulking agent treatments, reimbursement codes and payments are well-established and the procedure is covered by Medicare, Medicaid and private health insurance plans.
Physician reimbursement under Medicare is generally based on a defined fee schedule (the Physician Fee Schedule), through which payment amounts are determined by the relative value of the service rendered by the physician. Medicare generally provides reimbursement to hospitals and ambulatory surgical centers for SNM therapy under the hospital outpatient prospective payment system and the Ambulatory Surgical Center Payment

System, respectively, which reimburse to the hospital or ambulatory surgical center, as applicable, a bundled amount generally intended to cover all facility costs related to procedures performed in the outpatient setting. The typical Medicare payment for facility and physician services for an SNM trial and full system implant ranges from approximately $22,000 to approximately $27,400, which covers the cost for the devices and the implantation procedures.
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
Research and Development
We intend to continue to invest in research and development activities focused on improvements and enhancements to our r-SNM System to improve patient outcomes and further expand patient access to our r-SNM therapy. Research and development expenses were approximately $29.2 million, $20.2 million, and $19.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. Our goals include expanding the suite of product solutions available for SNM therapy, including a non-rechargeable SNM device that utilizes a primary cell battery.
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
We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the FDA and the International Organization for Standardization (ISO), and quality standards supported by internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits. We are required to maintain ISO 13485 certification for medical devices sold in the European Economic Area (EEA), which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations.
We inspect, test, and assemble our r-SNM System under strict manufacturing processes supported by internal policies and procedures. We perform our own final quality control testing of each r-SNM System. However, we do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with current Good Manufacturing Practice (cGMP) regulations applicable to our r-SNM System.
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
As previously discussed, and pursuant to the Manufacturing and Supply Agreement, Contura International manufactures all of the Bulkamid that we sell. We have rights to a technology transfer after June 30, 2022 that would enable us to insource the manufacturing of Bulkamid. Under the Manufacturing and Supply Agreement, Contura International is responsible for obtaining and maintaining all necessary permits, licenses, approvals and authorizations required for the manufacture and sale of Bulkamid. The Manufacturing and Supply Agreement is subject to certain maximum purchase amounts of Bulkamid, which we believe are sufficient to meet the projected global demand for Bulkamid.
Competition
We believe our products are designed to offer several needed improvements for patients, physicians, and payors. However, the medical technology industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants.
We consider our primary competition to be implantable SNM devices offered by Medtronic. Medtronic’s InterStim II and Interstim Micro are currently the only other implantable SNM devices approved for commercial sale in the United States by the FDA. We also compete with other third-line treatments, such as BOTOX injections, a product sold by Allergan plc, PTNS, as well as more invasive surgical treatment options, and drugs for the treatment of OAB and FI. We also face competition from Boston Scientific for the treatment of SUI with its own competitive hydrogel. In addition, emerging businesses may be in the early stages of developing additional products or therapies designed to treat OAB, FI or SUI.
We face competition from major medical device companies worldwide, many of which have longer, more established operating histories and significantly greater financial, technical, marketing, sales, distribution, and other resources. Our overall competitive position is dependent upon a number of factors, including:
•company, product and brand recognition;
•history of product use and physician familiarity with products and treatments;
•regulatory approvals and approved indications;
•product safety, reliability and durability;
•INS size, rechargeability and battery life;
•full-body MRI scan safety;

•quality and volume of clinical data;
•effective marketing to and education of patients, physicians and hospitals;
•product ease of use and patient comfort;
•physician implantation and programming process;
•sales force experience and market access;
•product support and service;
•technological innovation, product enhancements and speed of innovation;
•pricing and revenue strategies;
•procedure costs to patients and the overall healthcare system; and
•dedicated practice development.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements, to protect our intellectual property rights.
We own numerous issued patents and pending patent applications that relate to our r-SNM System and several issued patents and patent applications were licensed from AMF in 2013 pursuant to the License Agreement. As of December 31, 2020, we own 32 issued U.S. patents and 89 issued foreign patents, and 19 pending U.S. patent applications and 41 pending foreign patent applications. We also license from AMF 30 issued U.S. patents and three pending U.S. patent applications, as well as 65 issued foreign patents and 10 pending foreign patent applications. Issued patents owned or used by us will expire between 2021 and 2040.
In addition, we own or have rights to trademarks and domains in the United States and select locations internationally that we use in connection with the operation of our business.
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
AMF License Agreement
On October 1, 2013, we entered into the License Agreement, pursuant to which AMF granted us the AMF IP relating to AMF Licensed Products.
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) a minimum annual royalty (the Minimum Royalty), payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the years ended December 31, 2020, 2019, and 2018, we have recorded royalties of $4.4 million, $0.6 million, and $0.1 million, respectively. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.
The protection of intellectual property has been and remains a priority for us. For more information, see “Risk Factors—Risks Related to Intellectual Property.”

Government Regulation Applicable to Us
Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, including the United States Department of Justice (DOJ), the Department of Health & Human Services - Office of the Inspector General (HHS-OIG), the United States Federal Communications Commission (FCC), the Center for Medicare & Medicaid Services (CMS), the Federal Trade Commission (FTC), as well as comparable authorities in the European Economic Area (EEA), Australia, and Canada. These government authorities continue to highly scrutinize our industry. Our products are subject to regulation as a medical device under the Federal Food, Drug, and Cosmetic Act (FDCA), as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
In addition to U.S. regulations, we are subject to a variety of regulations in the EEA, Australia, and Canada governing clinical studies and the commercial sales and distribution of our products. We will be required to obtain authorization under appropriate regulatory authorities in countries outside the United States before commencing clinical studies and to obtain marketing authorization or approval before we can commercialize our product in those countries, whether or not we have or are required to obtain FDA clearance or approval for a product. The approval process varies from country to country and the time may be longer or shorter than that required for FDA clearance or approval.
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
In a PMA, the manufacturer must demonstrate that the device is safe and effective. The PMA is typically supported by data from preclinical studies and human clinical studies. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with applicable portions of the Quality Systems Regulation (QSR).
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
Postmarket Regulation - United States
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•establishment, registration and device listing with the FDA;
•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;
•the federal Physician Payments Sunshine Act and various state and foreign laws on reporting remunerative relationships with health care providers;
•the U.S. Anti-Kickback Statute (and similar state laws) prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not have to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
•the U.S. False Claims Act (and similar state laws) prohibiting, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing, or knowingly and improperly avoiding or decreasing, an obligation to pay or transmit money to the federal government. The government may assert that items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of a cleared device, or approval of a supplement for certain modifications to PMA devices;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, under which the FDA can order device recalls under certain circumstances and that require manufacturers report to the FDA voluntary field corrections and product recalls or removals if undertaken to reduce a risk to health or to remedy a violation of the FDCA that may present a risk to health;
•complying with the new federal law and regulations requiring Unique Device Identifiers (UDI), on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (GUDID); and
•postmarket surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
•warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•recalls, withdrawals, or administrative detention or seizure of our products or any future product candidates;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to permit the export or import of our products or future product candidates; or
•criminal prosecution.
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
Regulation of Medical Devices in the EEA and the U.K.
Medical devices, other than active implantable medical devices (AIMDs), placed on the market in the EEA (which is comprised of the 27 Member States of the EU plus Norway, Liechtenstein and Iceland) must comply with the essential requirements set out in Annex I of the Directive 93/42/EEC (Medical Devices Directive).
Separately, active implantable medical devices are governed by Directive 90/385/EEC, also known as the Active Implantable Medical Devices Directive (AIMD Directive). AIMDs are defined as medical devices that rely on a source of electrical energy or any source of power other than that generated by the body, which are totally or partially introduced, either surgically or medically, into the human body and intended to remain after the procedure. Our r-SNM System, or our internal product, qualifies as an AIMD and must therefore comply with the AIMD Directive, more specifically with the essential requirements it sets out at Annex I.
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
If satisfied that the AIMD or other medical device conforms to the relevant essential requirements, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity (see above). The manufacturer may then apply the Conformité Européenne (CE) mark to the device, which allows the device to be legally placed on and traded within the market throughout the EEA. Once the product has been placed on the market in the EEA, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the product.
In order to demonstrate safety and effectiveness for their AIMDs and other medical devices, manufacturers must conduct clinical investigations in accordance with the requirements of Annex X to the Medical Devices Directive and Annex 7 to the AIMD Directive, as well as standards (if any) which may be imposed by national authorities of EEA states in addition to those set out in Annex X to the Medical Devices Directive and Annex 7 to the AIMD Directive (the Directives). Clinical studies for medical devices usually require the approval of an ethics review board and approval by or notification to the national regulatory authorities. Both regulators and ethics committees also require the submission of serious adverse event reports during a study and may request a copy of the final study report.
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
Starting January 1, 2021, all medical devices sold in the U.K. must meet new regulatory requirements due to the U.K.’s departure from the European Union or “Brexit.” Among other things, companies must register their devices with the U.K. Medicines & Healthcare Regulatory Agency (MHRA) and may need to change their product marking and labeling. In addition, if the company is not based in the U.K., it must appoint a U.K. Responsible Person to register with the MHRA and assist the company in meeting U.K. regulatory requirements.
United Kingdom’s Vote to Leave the EU (Brexit)
The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to EU markets. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the referendum could materially change the regulatory regime applicable to products approved and sold in the United Kingdom. It is possible that there will be greater restrictions on imports and exports between the United Kingdom and EU countries, increased regulatory complexities, and economic and political uncertainty in the region. Because of the continued uncertainty about the effects and implementation of Brexit, we cannot quantify or predict with any certainty the likely impact of Brexit or related legislation on our business, financial condition, and results of operations.
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
•design, development, manufacturing and testing;
•product standards;
•product safety;
•product safety reporting;
•marketing, sales and distribution;
•packaging and storage requirements;

•labeling requirements;
•content and language of instructions for use;
•clinical studies;
•record keeping procedures;
•advertising and promotion;
•recalls and field corrective actions;
•postmarket surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•import and export restrictions;
•tariff regulations, duties and tax requirements;
•registration for reimbursement; and
•necessity of testing performed in country by distributors for licensees.
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

Government authorities may contend that we are liable under the U.S. Anti-Kickback Statute because of the intentions or actions of the parties with whom we do business, if we acted with deliberate ignorance or reckless disregard. The majority of states also have anti-kickback laws that establish similar prohibitions, and in some cases, may apply more broadly.
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
Additionally, the U.S. Physician Payments Sunshine Act requires annual reporting of transfers of value to certain healthcare providers by companies whose products are reimbursable under Medicare, Medicaid or other federal healthcare programs. A manufacturer’s failure to submit timely, accurate and complete information under the Sunshine Act may result in civil monetary penalties of $11,052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”). Certain U.S. states similarly require tracking and reporting of certain transfers of value to healthcare providers and some mandate implementation of commercial compliance programs or, impose restrictions on device manufacturer marketing practices.
Anti-Bribery and Corruption Laws
Our operations outside the United States are subject to the U.S. Foreign Corrupt Practices Act (FCPA). The FCPA generally prohibits companies and their intermediaries from engaging in bribery or making prohibited payments to foreign officials for the purpose of obtaining or retaining business or an official government action. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anti-corruption or anti-bribery laws in Europe, Australia, and Canada, and would be subject to such laws in many other countries in which we might choose to do business.
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
For example, the U.S. Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), establishes uniform standards governing the use and disclosure of protected health information (PHI) and requires healthcare providers, called “covered entities”, to maintain certain safeguards to protect the privacy and security of PHI. HIPAA also requires business associates (independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI on behalf of a covered entity) to enter into business associate agreements with the covered entity. These agreements require the business associate to safeguard the covered entity’s PHI against improper use and disclosure.
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
In the EU, we may be subject to various laws relating to our collection, control, processing and other use of personal data (i.e. data relating to an identifiable individual). We may process personal data of our employees, our customers, and our vendors. These laws include the General Data Protection Regulation ((EU) 2016/679) (GDPR), the E-Privacy Directive 2002/58/EC and national laws supporting aspects of the GDPR and implementing the E-Privacy Directive. Each EU Member State has transposed the requirements laid down by the E-Privacy Directive into its own national data privacy regime, while the GDPR permits EU Member States to implement local legislation to supplement the GDPR, and therefore the laws may differ by jurisdiction, sometimes significantly. We need to ensure compliance with the rules in each jurisdiction where we are established or are otherwise subject to local privacy laws.
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
Impact of COVID-19
The COVID-19 pandemic negatively impacted our sales in 2020, by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect that the pandemic could continue to negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada, have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled from middle of March 2020 through May 2020, but order flow began a gradual recovery in May 2020 and continued to improve in the second half of 2020.
To protect the health of our employees, their families, and our communities, we have restricted access to our offices to personnel who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, requested that many of our employees work remotely, and implemented travel restrictions. These restrictions and precautionary measures have not adversely affected our operations. The full extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and additional protective measures implemented by the governmental authorities, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. However, if the pandemic continues to evolve into a long-term severe worldwide health crisis, there could be a material adverse effect on our business, results of operations, financial condition, and cash flows.
Human Capital Resources
As of December 31, 2020, we had 416 employees. Of this total, 9 were employees based outside of the U.S. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Our manufacturing, product development, warehouse and administrative employees are generally located in the same or adjacent facilities, which we believe contributes to our culture of strong manufacturing, engineering and customer service capabilities.
Company Information
We were incorporated in the State of Delaware in March 2012 under the name “American Restorative Medicine, Inc.” In August 2013, we changed our name to Axonics Modulation Technologies, Inc. and commenced our operations in late 2013 when we entered into the License Agreement. Our principal executive offices are located at 26 Technology Drive, Irvine, California 92618 and our telephone number is (949) 396-6322. Our website is www.axonics.com. The information contained on or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are accessible free of charge on our website at www.axonics.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.
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

Risks Related to Our Business and Strategy
We have incurred significant operating losses since inception, and we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.
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
We have not yet derived sufficient revenues to support our operations, as our activities prior to 2020 have consisted primarily of investing in our commercial operations, developing our technology, and conducting clinical studies. As a result, we have recorded net losses of $54.9 million, $79.9 million, and $32.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $234.5 million. To date, we have financed our operations primarily through equity financings.
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

We expect that sales of our r-SNM System will account for a majority of our future revenue. If our r-SNM System does not achieve an adequate level of acceptance by physicians, health care payors, and patients and does not receive adequate reimbursement from third-party payors, we may not generate sufficient revenue and we may not be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability in subsequent periods or on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material and adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.
Our r-SNM System currently represents the vast majority of our sales, and we are substantially dependent on the success of our r-SNM System.
Until we acquired the Bulkamid product on February 25, 2021, our r-SNM System was our sole product, and we expect it will drive the vast majority of our sales for the foreseeable future. As a result, we are substantially dependent on its success. We expect that it will take time for us to increase adoption of our Bulkamid products. Successfully commercializing medical devices such as ours is a complex and uncertain process. Our commercialization efforts depend on the efforts of our management and sales team, our third-party manufacturers and suppliers, physicians and hospitals, and general economic conditions, among other factors, including the following:
•the effectiveness of our marketing and sales efforts in the United States and internationally;
•our success in educating physicians and patients about the benefits, administration and use of our products;
•the acceptance by physicians and patients of the safety and effectiveness of our products;
•our third-party manufacturers’ and suppliers’ ability to manufacture and supply the components of our r-SNM System in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements, and to remain in good standing with regulatory agencies;
•the availability, perceived advantages, relative cost, relative safety, and relative efficacy of alternative and competing therapies;
•our ability to obtain, maintain, and enforce our intellectual property rights in and to our r-SNM System;
•the emergence of competing technologies and other adverse market developments, and our need to enhance our products and/or develop new products to maintain market share in response to such competing technologies or market developments;
•our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our products; and
•our ability to achieve and maintain compliance with all regulatory requirements applicable to our products.
We began marketing and selling our r-SNM System in certain limited European markets in 2018 through a limited direct sales force that targets physicians and hospitals. In the United States, we began marketing and selling our r-SNM System in the fourth quarter of 2019 through our dedicated direct sales organization. As a result, we have limited experience marketing and selling our r-SNM System.
We hire and train sales representatives and clinical specialists with strong backgrounds and experience in SNM therapy and other neurostimulation applications, and who have existing relationships with urologists and urogynecologists. However, we expect that our sales force will require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our product will often require or benefit from direct support from us. If our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent any of our sales force is comprised of personnel hired from our competitor, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. This may subject us to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Addressing such allegations would be costly both in terms of time and resources. Any of these risks may adversely affect our business.
The integration of Contura’s businesses may be more difficult, time-consuming or costly than expected. Synergies and other anticipated benefits may not be realized within the expected time frames, or at all.
Our ability to realize the anticipated benefits of the acquisition of Contura and its subsidiaries depend, to a large extent, on our ability to integrate the acquired business in a manner that facilitates growth opportunities and achieves projected standalone revenue growth trends without adversely affecting revenues and investments in future growth. The failure to meet the challenges involved in combining our and Contura’s businesses and to realize the anticipated benefits from such combination, including expected synergies, could adversely affect our results of operations. The overall combination of our businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others: the diversion of management attention to integration matters; difficulties in integrating operations and systems; challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies; difficulties in integrating employees and attracting and retaining key personnel, including talent; challenges in retaining existing, and obtaining new customers, suppliers, employees and others; difficulties in achieving anticipated cost savings, synergies, business opportunities, financing plans and growth prospects from the combination; difficulties in managing the expanded operations of a significantly larger and more complex company; challenges in continuing to develop valuable and widely accepted content and technologies; contingent liabilities that are larger than expected; and potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the acquisition of Contura.
Even if our operations are integrated successfully, the full benefits of the acquisition of Contura, including anticipated synergies, cost savings or sales or growth opportunities, may not be realized, and these benefits may not be achieved within any anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. Many of these factors are outside of our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations.
We rely on third parties for the manufacture of our products. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, and reduces our control over the manufacturing process, which could delay, prevent or impair our development or commercialization efforts.
    We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of certain components of our products. For our off-the-shelf components, we do not have long-term supply agreements with many of our third-party manufacturers, and we purchase certain components for our products on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•the possible failure of the third party to manufacture any such component of our products according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over ours or otherwise do not satisfactorily perform according to the terms of the agreements and/or purchase orders between us and them;
•the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;
•supplier demands for significant cost increases;
•interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;
•the possible breach by the third-party manufacturers of our agreements with them;

•the failure of third-party manufacturers to comply with applicable regulatory requirements;
•price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;
•difficulty identifying and qualifying alternative suppliers for components in a timely manner;
•the possible failure of the third-party to manufacture any such components of our products according to our specifications; and
•the possible misappropriation of our proprietary information, including our trade secrets and know-how.
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with current Good Manufacturing Practice (cGMP) regulations applicable to our products. Third-party manufacturers may not be able, or fail, to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities.
In addition, we do not have complete control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Although we require our third-party suppliers to supply us with components that meet our specifications and comply with applicable provisions of the FDA’s Quality Regulation System (QSR) and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner. If the FDA or a comparable foreign regulatory authority withdraws any such approval they have already procured, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely harm our business and results of operations.
Our current and anticipated future dependence upon others for the manufacture of our products may adversely affect our future profit margins and our ability to commercialize our products on a timely and competitive basis.
Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with suppliers based on our estimates of future demand for our products. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to adequately manage our expansion efforts, product introductions by competitors, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast customer acceptance of new product enhancements, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions.
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
Conversely, if we underestimate customer demand for our products, we may not be able to deliver sufficient products to meet our customers’ requirements, which could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or our third-party manufacturers may not be able to allocate sufficient resources to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.
We have a limited history of manufacturing and assembling our products in commercial quantities and may encounter related problems or delays that could result in lost revenue.
The manufacturing process of our products includes sourcing components from various third-party suppliers, assembly and testing. We must manufacture and assemble these systems in compliance with regulatory requirements and at an acceptable cost in order to achieve and maintain profitability. We have only a limited history of manufacturing and assembling our products and, as a result, we may have difficulty manufacturing and assembling this system in sufficient quantities in a timely manner. To manage our manufacturing and operations with our suppliers, we will need to forecast anticipated product orders and material requirements to predict our inventory needs from six months to a year in advance and enter into purchase orders on the basis of these requirements. Our limited manufacturing history may not provide us with enough data to accurately predict future component demand, fluctuations in availability and pricing of commodity materials of supply, and, to anticipate our costs and supply needs effectively. We may in the future experience delays in obtaining components from suppliers, which could impede our ability to manufacture and assemble our products on our expected timeline. As a result of this or any other delays, we may encounter difficulties in production of our products, including problems with quality control and assurance, component supply shortages or surpluses (including with respect to the ceramic and titanium we use in our products), increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements.
We will need to increase the size of our organization and we may be unable to manage our growth effectively.
We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. As of December 31, 2020, we had 416 employees. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
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
In addition, as a public company, we need to support managerial, operational, financial and other resources to manage our operations, commercialize our products and continue our research and development activities. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth, and this growth may place significant strain on us as we grow. Successful growth will also be dependent upon our ability to implement appropriate financial and management controls. Due to our limited experience in managing a company with substantial growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert the attention of our management and business development resources. If we fail to manage these challenges effectively, there may be an adverse effect on our business, financial condition and results of operations.
We may require additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development activities, conducting clinical studies for our products, and building our dedicated direct sales organization. Our expenses have also increased substantially in connection with the commercialization of our products in the United States, including hiring qualified personnel and retaining our sales team. We expect that certain of these activities and the associated expenses will continue. Additional expenditures also include costs associated with manufacturing and supply, sales and marketing costs, costs and expenses incidental to being a public company, and general operations. In addition, other unanticipated costs may arise.
As of December 31, 2020, we had cash and cash equivalents of $241.2 million. On February 25, 2021, we announced the acquisition of Contura and its Bulkamid product. In consideration for the acquisition, we paid approximately $141.3 million in cash and issued 1,096,583 shares of our common stock. We may pay an additional $35 million in the event Bulkamid sales in any consecutive 12-month period exceed $50 million before December 31, 2024. In connection with the acquisition of Contura, on February 25, 2021, we entered into a Loan and Security Agreement (the Loan and Security Agreement) with Silicon Valley Bank, under which we obtained a loan in the principal amount of $75 million pursuant to a term loan advance (the Loan).
Our present and future funding requirements will depend on many factors, including:
•the costs associated with manufacturing, selling, and marketing our products in the United States, as well as internationally, including the cost and timing of implementing our sales and marketing plan and expanding our manufacturing capabilities;
•our ability to retain and compensate the highly qualified personnel necessary to execute our plans;
•our ability to effectively market and sell, and achieve sufficient market acceptance and market share for, our products;
•the costs to maintain, expand, and defend the scope of our intellectual property portfolio, as well as any other action required in connection with licensing, preparing, filing, prosecuting, defending, and enforcing any patents or other intellectual property rights, including the Medtronic Litigation discussed under “Risks Related to Intellectual Property”;
•the emergence of competing technologies and other adverse market developments, and our need to enhance our products and/or develop new products to maintain market share in response to such competing technologies or market developments;
•our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•the timing, receipt, and amount of license fees and sales of, or royalties on, or future improvements on our products, if any; and
•our need to implement additional internal systems and infrastructure, including financial and reporting systems, incidental to being a public company.
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
We compete against other companies offering first-, second- and third-line therapies for the treatment of OAB and SUI, including Medtronic and Boston Scientific, respectively, some of which have longer operating histories, more established products or greater resources than we do, which may prevent us from achieving increased market penetration and improved operating results.
We believe our r-SNM System and our Bulkamid product are designed to offer several needed improvements in the SNM and bulking agent markets for patients, physicians, and payors. However, the medical technology industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants.
We consider our primary competition to be other implantable SNM devices. On SNM, we face competition from major medical device companies worldwide, including Medtronic, the maker of InterStim II and InterStim Micro. InterStim II and InterStim Micro are currently the only other implantable SNM devices approved for commercial sale in the United States by the FDA. In August 2020, Medtronic received FDA approval for its Micro product, a rechargeable, implantable SNM device with a 15-year life in the body that treats the same patient population as Interstim II. This new offering could significantly impact the competitive landscape and our ability to capture and penetrate market share in the third-line therapy treatment market, and therefore could potentially have a material adverse effect on our business, financial condition and results of operation.
We also compete with other less invasive third-line treatments for OAB and FI, such as BOTOX injections, a product sold by Allergan plc, PTNS, as well as more invasive surgical treatment options, and drugs for the treatment of OAB and FI. In addition, emerging businesses may be in the early stages of developing additional SNM devices or therapies designed to treat OAB or FI. Many of these companies have longer, more established operating histories and significantly greater financial, technical, marketing, sales, distribution and other resources than we do. We face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States. If one or more device manufacturers successfully develops a device that is more effective, better tolerated or otherwise results in a better patient experience, or if improvements in other third-line therapies make them more effective, easier to use or otherwise more attractive than our therapy, our ability to penetrate the third-line segment of the treatment market or maintain market share could be significantly and adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.
Bulkamid competes with bulking agents offered by Boston Scientific, Coloplast, and Laborie.
Our overall competitive position is dependent upon a number of factors, including:
•company, product, and brand recognition;
•history of product use and physician familiarity with products and treatments;
•regulatory approvals;
•product safety, reliability and durability;
•INS size, rechargeability and battery life;
•quality and volume of clinical data;
•effective marketing to and education of patients, physicians and hospitals;
•product ease of use and patient comfort;
•physician implantation and programming process;
•sales force experience and market access;
•product support and service;
•technological innovation, product enhancements and speed of innovation;
•pricing and revenue strategies;
•procedure costs to patients and the overall healthcare system; and
•dedicated practice development.

In addition to existing competitors, other larger and more established companies may acquire or in-license competitive products and could directly compete with us. These competitors may also try to compete with our products on price both directly, through rebates and promotional programs to high volume physicians and coupons to patients, and indirectly, through attractive product bundling with complementary products that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. Larger competitors may also be able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with commercialization efforts of our r-SNM System. Our competitors may seek to discredit our r-SNM System by challenging our short operating history or relatively limited number of scientific studies and publications. Additionally, certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. See “Risks Related to Intellectual Property—Litigation or other proceedings or third-party claims of intellectual property infringement against us, including the Medtronic Litigation, or any of our current or future licensors, including AMF, could require us to spend significant time and money and could prevent us from selling our r-SNM System, or affect our stock price.” Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our market, there is the possibility of a competitor acquiring patents or other rights that may limit our ability to update our technologies and products which may impact demand for our r-SNM System.
We depend on single source suppliers to manufacture certain of our components, sub-assemblies and materials for our r-SNM System, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.
We rely on single source suppliers in many instances for certain of the components, sub-assemblies and materials for our r-SNM System. These components, sub-assemblies and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies and materials, and in some instances we do not carry a significant inventory of these items. While we believe that alternative sources of supply may be available, they may not be available if and when we need them, or alternative suppliers may not be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses.
We rely solely on Contura International A/S as a single source supplier to manufacture Bulkamid, and as such, any production or other problems with Contura International A/S could adversely affect us.
We depend solely upon Contura International for the manufacturing of Bulkamid, pursuant to the Manufacturing and Supply Agreement. Although alternative suppliers may exist, we are required to purchase Bulkamid exclusively from Contura International under the Manufacturing and Supply Agreement. Additionally, finding a replacement supplier with the capabilities required to manufacture Bulkamid could take a significant amount of our management’s time and resources, and no such additional supplier may exist. Further, obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.
In addition, our reliance on Contura International entails additional risks, including reliance on Contura International for regulatory compliance and quality assurance, the possible breach of the Manufacturing and Supply Agreement by Contura International, and the possible termination of the Manufacturing and Supply Agreement at a time that is costly or inconvenient for us. Our failure, or the failure of Contura International, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Bulkamid. Our dependence on Contura Limited also subjects us to all of the risks related to Contura Limited’s business, which are all generally beyond our control. Contura Limited’s ability to perform its obligations under the Manufacturing and Supply Agreement is dependent on Contura Limited’s operational and financial health, which could be negatively impacted by several factors, including changes in the economic and political and legislative conditions.
Any termination or loss of significant rights under the License Agreement would materially and adversely affect our development and commercialization of our r-SNM System.
    On October 1, 2013, we entered into the License Agreement, pursuant to which AMF granted us the AMF IP relating to AMF Licensed Products.
    If AMF terminates the License Agreement under certain circumstances, we may be required to pay damages to AMF and AMF may have the right to terminate the license. In addition, if we do not have sufficient funds available to meet our payment obligations, AMF could terminate the License Agreement. Any termination or loss of rights (including exclusivity) under the License Agreement would materially and adversely affect our ability to develop and commercialize our r-SNM System, which in turn would have a material adverse effect on our business, operating results and prospects.
If we are not successful in converting physicians and patients to our products, our business will not succeed.
Our success depends substantially on our r-SNM System, which was our sole product until we acquired the Bulkamid product on February 25, 2021. We expect our r-SNM System will drive the vast majority of our sales for the foreseeable future. If our r-SNM System is not successful at a level sufficient to generate a profit and we are unable to develop additional products or compelling enhancements to our r-SNM System to generate additional profit, our business will not succeed.
For over 20 years, physicians and patients relied on the only other approved SNM therapy offered by Medtronic, InterStim II and its predecessor, InterStim I. As our r-SNM System is a new product in the SNM market, our primary strategy to penetrate the market and grow our revenue is to drive physician and patient awareness of the material benefits of our r-SNM System. Physicians and patients may choose not to adopt our r-SNM System for a number of reasons, including:
•familiarity with InterStim II or preference for Interstim Micro or any new device for the treatment of SNM that Medtronic could develop and commercialize in the future;
•lack of experience with our r-SNM System and with SNM as a treatment alternative;
•our inability to convince key opinion leaders to provide recommendations regarding our r-SNM System, or to convince physicians and patients that it is an attractive alternative to InterStim II, Interstim Micro and other third-line therapies such as BOTOX injections and PTNS;
•perceived or actual benefits of InterStim II or Interstim Micro;
•perceived inadequacy of evidence supporting the clinical benefits or cost-effectiveness of our r-SNM System over existing alternatives;
•inability to charge our r-SNM System or preference for a non-rechargeable device, such as InterStim II;
•marketing and other efforts by Medtronic targeting physicians, including those with whom they have long-term relationships; and
•ineffectiveness of our sales and marketing efforts for our r-SNM System.
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
Our long-term growth substantially depends, in part, on our ability to enhance our products, and if we fail to do so we may be unable to compete effectively.
It is important to our business and our long-term growth that we continue to enhance our r-SNM System. We intend to continue to invest in research and development activities focused on improvements and enhancements to our r-SNM System. Our goals include expanding the suite of product solutions available for SNM therapy, including a non-rechargeable SNM device that utilizes a primary-cell battery.
Developing enhancements to our r-SNM System can be expensive and time-consuming and could divert management’s attention away from the commercialization of our r-SNM System and divert financial resources from other operations. The success of any new product enhancements will depend on several factors, including our ability to:
•properly identify and anticipate physician and patient needs, and develop new product enhancements to meet those needs;
•demonstrate, if required, the safety and effectiveness of new enhancements to our r-SNM System with data from preclinical studies and clinical studies;
•obtain, and obtain in a timely manner, the necessary regulatory clearances or approvals for new enhancements to our r-SNM System, or product modifications for our r-SNM System;
•avoid infringing upon the intellectual property rights of third-parties;
•be fully FDA-compliant with marketing of new devices or modified products;
•address competitive counter moves advanced by Medtronic to secure and maintain customers;
•develop an effective and dedicated sales and marketing team to provide adequate education and training to potential users of our r-SNM System; and
•receive adequate coverage and reimbursement for procedures performed with our r-SNM System.
If we are not successful in commercializing our r-SNM System and developing and commercializing new product enhancements, our ability to achieve and maintain market share and increase our revenue may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.
If the quality of our products do not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.
In the course of conducting our business, we must adequately address quality issues that may arise with our products, including defects in third-party components included in our products. Although we have established internal procedures designed to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our products do not meet the expectations of physicians or patients. For example, the anticipated battery life of our products will vary based on usage and therapy settings. The battery is designed to last for approximately 15 years, but it may be shorter if a patient’s required therapy results in the device being used in excess of normal use conditions or if other physical battery failures occur. If the quality of our products do not meet the expectations of physicians or patients, then our brand and reputation with those physicians or patients, and our business, financial condition and results of operations, could be adversely affected.

The size and future growth in the market for SNM therapy and urethral bulking agents has not been established with precision and may be smaller than we estimate. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.
Our estimates of the size and future growth in the market for SNM therapy and urethral bulking agents, including the number of people in the United States and Europe who suffer from symptoms of either bladder or bowel dysfunction and who are readily treatable with and eligible candidates for our therapy, is based on a number of internal and third-party studies, reports and estimates. In addition, our internal estimates are based in large part on current treatment patterns by healthcare providers using our therapy and our belief that the incidence of bladder and bowel dysfunction in the United States, Europe and worldwide is increasing. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for our therapy and our r-SNM System, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual numbers of people with bladder or bowel dysfunction who are readily treatable with and eligible candidates for our therapy, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for our products may prove to be incorrect. If the actual number of people with bladder or bowel dysfunction who would benefit from our products and the size and future growth in the market for our products is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.
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
From time to time, we may consider opportunities to acquire other companies, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:
•problems assimilating the acquired products or technologies;
•issues maintaining uniform standards, procedures, controls and policies;
•unanticipated costs associated with acquisitions;
•diversion of management’s attention from our existing business;
•risks associated with entering new markets in which we have limited or no experience;
•increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters; and
•unanticipated or undisclosed liabilities of any target.
We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively, particularly our acquisition of Bulkamid, may adversely affect our business, operating results and financial condition. We have a robust and detailed integration plan for Bulkamid and believe that our extensive diligence and planning will result in a smooth integration, but we may face various challenges in effectively integrating this product into our company and we may not be able to overcome these challenges.
Potential complications from our products or future enhancements to our products may not be revealed by our clinical experience.
Based on our experience, complications from use of our r-SNM System may include infection, pain at site, lead migration or fracture, and the body’s rejection of the implant. Complications of the use of Bulkamid include temporary pain, delayed urination, painful urination, and/or urinary tract infections. If unanticipated side-effects result from the use of our products, we could be subject to liability and our device would not be widely adopted. Long-term use may result in unanticipated complications, even after the device is removed. Additionally, while the INS battery for our r-SNM System is designed to last approximately 15 years, we have not tested the battery in an actual implant in the body for that period and the battery may not last that long under normal or atypical use conditions. If implants in people reveal that our battery fails before its designed 15-year life, physicians and patients may lose confidence in our r-SNM System, which may materially harm our reputation and our business.
If we fail to receive access to hospital facilities, our sales may decrease.
In the United States, in order for physicians to use our products, we expect that the hospital facilities where these physicians treat patients will typically require us to enter into purchasing contracts. This process can be lengthy and time-consuming and require extensive negotiations and management time. In the European Union (EU) certain institutions may require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.

Performance issues, service interruptions or price increases by shipping carriers could adversely affect our business and harm our reputation and ability to provide our products on a timely basis.
Expedited, reliable shipping will be essential to our operations. We intend to rely heavily on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of our products, it would be costly to replace our products in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products on a timely basis.
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
Consolidation in the healthcare industry or group purchasing organizations could lead to demands for price concessions, which may affect our ability to sell our products at prices necessary to support our current business strategies.
Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payors. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which may create more requests for price concessions in the future. Additionally, group purchasing organizations, independent delivery networks and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals and ambulatory surgery centers (ASCs). We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our future customers, which may exert further downward pressure on the prices of our products.

To successfully market and sell our products in markets outside of the United States, we must address many international business risks with which we have limited experience, and failure to manage these risks may adversely affect our operating results and financial condition.
We have sales and operations both inside and outside the United States, including a limited sales and marketing organization outside the United States. Our international sales strategy is to increase our presence in Europe, Canada, and Australia, which have established and favorable reimbursement. With the purchase of Contura, we will greatly expand our international operations through its direct sales force and distribution agreements. International sales and operations are subject to a number of risks, including:
•difficulties in staffing and managing our international sales, marketing, and other operations;
•increased competition as a result of more products and procedures receiving regulatory approval or otherwise being free to market in internationally;
•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•reduced or varied protection for intellectual property rights in some countries;
•export restrictions, trade regulations, and foreign tax laws;
•fluctuations in foreign currency exchange rates;
•foreign certification and regulatory clearance or approval requirements;
•difficulties in developing effective marketing campaigns in unfamiliar foreign countries;
•customs clearance and shipping delays;
•political, social, and economic instability internationally, terrorist attacks, and security concerns in general;
•preference for locally manufactured products;
•potentially adverse tax consequences, including the complexities of foreign value-added tax, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;
•the burdens of complying with a wide variety of foreign laws and different legal standards;
•increased financial accounting and reporting burdens and complexities; and
•FCPA, OFAC, the Bribery Act, each of which is defined below, and other export control, anti-corruption, anti-money laundering and anti-terrorism laws and regulations.
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
If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our products, our commercial success may be severely hindered, and in the event insurers require a prior authorization process, such process may not result in positive coverage determination for these patients.
In the United States, we derive most of our revenue from the sale of our products to hospitals and ASCs, which typically bill various third-party payors, including Medicare, Medicaid, private insurance companies, health maintenance organizations and other healthcare-related organizations. In addition, we expect that any portion of the costs and fees associated with our products that are not covered by these third-party payors, such as deductibles or co-payments, will be billed directly to the patient by the provider. Further, certain third-party payors may not cover our products and the related procedures because they may determine that our products and the related procedures are experimental or investigational. Customers that perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Customers may also be subject to recovery of overpayments if a third-party payor makes payment for the claim and subsequently determines that the third-party payor’s coding, billing or coverage policies were not followed. In addition, although most large insurers have established coverage policies in place to cover SNM and bulking agent therapy, certain commercial payors have a patient-by-patient prior authorization process that must be followed before they will provide reimbursement for SNM and bulking agent therapy. These processes typically involve the treating physician submitting a form to the payor that provides information about the past treatments provided to the patient that proved ineffective, and the physician’s recommendation that the patient be treated with SNM and bulking agent therapy. Although the prior authorization process can take several weeks, based on our industry knowledge, it generally results in positive coverage determination for these patients, however this process may not result in positive coverage determination for these patients. Further, any decline in the amount payors are willing to reimburse our target customers could make it difficult for our target customers to adopt or continue using our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.
Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. Coverage and reimbursement for procedures using our products can differ significantly from payor to payor. Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and procedures. Third-party payor policies may not provide coverage for procedures in which our products are used.
Outside the United States, reimbursement levels vary significantly by country and by region, particularly based on whether the country or region at issue maintains a single-payor system. SNM therapy is eligible for reimbursement in Canada, Australia, and certain countries in the EU, such as Germany, France, and the United Kingdom. Annual healthcare budgets generally determine the number of SNM systems that will be paid for by the payor in these single-payor system countries and regions. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries or regions may require us to gather additional clinical data before granting coverage and reimbursement for our products. We intend to work with payors to obtain coverage and reimbursement approval in countries and regions where it makes economic sense to do so, however, we may not obtain such coverage, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business internationally.
We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a device is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products are designed to affect, and any future enhancements to our products will be designed to affect, important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in patient injury or death. The medical technology industry has historically been subject to extensive litigation over product liability claims, and we may face product liability suits. We may be subject to product liability claims if our products cause, or merely appear to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our products, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•costs of litigation;
•distraction of management’s attention from our primary business;
•the inability to commercialize our products and develop enhancements to our products;
•decreased demand for our products;
•damage to our business reputation;
•product recalls or withdrawals from the market;
•withdrawal of clinical study participants;
•substantial monetary awards to patients or other claimants; or
•loss of sales.
While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply to our customers and may impact our reputation. We may not be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future and these efforts may not have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products, either of which could have a material adverse effect on our business, financial condition and results of operations.
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
We bear the risk of warranty claims on our products.
We bear the risk of warranty claims on our products. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or third-party manufacturers in the event of a successful warranty claim against us by a customer or and any recovery from any such supplier or third-party manufacturer could be inadequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers or third-party manufacturers expires, which could result in costs to us.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our products, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business.
Failure of a key information technology system, process, or site could have an adverse effect on our business.
We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing materials from suppliers, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security, and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may experience interruptions in our operations, which could have an adverse effect on our business. Furthermore, any breach in our information technology systems could lead to the unauthorized access, disclosure and use of non-public information, including information from our patient registry or other patient information, which is protected by HIPAA and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.
If our facilities are damaged or become inoperable, we will be unable to continue to research and develop our products and, as a result, there will be an adverse effect on our business until we are able to secure a new facility and rebuild our inventory.
We perform substantially all of our research and development and back office activity and maintain a substantial portion of our finished goods inventory for our r-SNM System in Irvine, California. We warehouse a substantially lesser quantity of finished goods in a contract warehousing facility in the Netherlands. Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. Our facilities, and those of our contractors, may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
Our results may be impacted by changes in foreign currency exchange rates.
As our international sales increase, we may enter into a greater number of transactions denominated in non-U.S. dollars, which could expose us to foreign currency risks, including changes in currency exchange rates. We do not currently engage in any hedging transactions. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business could be harmed.
We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. FCPA, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.
As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the United States, EU, and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the FCPA and other federal statutes and regulations, including those established by the OFAC. In addition, the U.K. Bribery Act of 2010 (the Bribery Act) prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries and all 50 states within the United States. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect the pandemic to continue to negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System has decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. For example, in the United States, governmental authorities have recommended, and in certain cases required, or healthcare providers have decided that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. We believe the COVID-19 pandemic has also negatively impacted the number of OAB, FI and UR diagnoses and patients screened for eligibility for our r-SNM system as hospitals and ambulatory surgery centers focus on COVID-19 and as patients postpone healthcare visits and treatments. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled from middle of March 2020 through May 2020, but order flow began a gradual recovery in May 2020 and continued to improve in the second half of 2020. Many areas in the United States have since restarted procedures with our r-SNM System, but the situation is evolving rapidly and remains uncertain due to recent increases in COVID-19 cases and related hospitalizations. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. Further, once the pandemic subsides, we anticipate there will be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking procedures performed using our r-SNM System, may have to navigate limited provider capacity. We believe this limited provider, hospital and ambulatory surgery center capacity could have a significant adverse effect on our business, financial condition and results of operations following the end of the pandemic. Additionally, even after it is deemed advisable to resume conducting elective procedures, some patients may elect not to undergo procedures or delay scheduling procedures to avoid traveling to healthcare facilities due to safety concerns.
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
While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business. Such economic recession could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. In addition, the current economic downturn is resulting in significant job losses and reductions in disposable income and if patients are unable to obtain or maintain health insurance policies, this may significantly impact their ability to pay for the procedures utilizing our r-SNM System, further negatively impacting our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein, including those relating to incurring future operating losses, dependence of the r-SNM System, successful commercialization, supply chain and distribution channels.

Risks Related to Government Regulation
Our operations are subject to extensive government regulation and oversight both in the United States and internationally, and our failure to comply with applicable requirements could harm our business.
We are subject to extensive, complex, costly and evolving regulation in the United States, the United Kingdom, the EU, Canada and other countries, including by the FDA and its foreign counterparts. With respect to medical devices, the FDA and foreign regulatory agencies regulate, among other things, design, development and manufacturing, testing, labeling, content and language of instructions for use and storage, clinical studies, product safety, establishment registration and device listing, marketing, sales and distribution, premarket clearance and approval, record keeping procedures, advertising and promotion, recalls and field safety corrective actions, postmarket surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury, postmarket approval studies, and product import and export.
The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. Our failure to comply with all applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant clearances or approvals, withdrawals or suspensions of approvals, prohibitions on sales of our products, and in the most serious cases, criminal penalties.
We are also subject to the periodic scheduled or unscheduled inspection of our facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in costly remediation efforts, requirements that we complete government mandated clinical studies or government enforcement actions. The manufacturers that we work with are similarly subject to periodic scheduled or unscheduled inspections of their facilities. Adverse findings during such inspections may impact our inventory and cause disruptions in product sales.
We may not receive the necessary clearances or approvals for modifications to our products or for future product candidates, and failure to timely obtain necessary clearances or approvals for modifications to our products or for future product candidates would adversely affect our ability to grow our business.
As class III medical devices, our products, and our future product candidates, are and will be subject to the most stringent degree of medical device regulation. The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of medical device products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based in part on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
Modifications to products that are approved through a PMA application generally require FDA approval. In addition, a PMA generally requires the performance of one or more clinical studies. Despite the time, effort and cost, a device or modification may not be approved or cleared by the FDA. Any modifications to our products that were not previously approved may require us to submit an additional PMA or PMA supplement and obtain FDA approval prior to implementing the change. If the FDA requires us to go through a lengthier, more rigorous examination, make modifications to the device, or generate additional data to submit to the FDA, future product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:
•inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that the device is safe or effective for its intended uses;
•the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of clinical studies or the interpretation of data from pre-clinical studies or clinical studies;

•serious and unexpected adverse device effects experienced by participants in clinical studies;
•the data from pre-clinical studies and clinical studies may be insufficient to support clearance or approval, where required;
•inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•the manufacturing process or facilities may not meet applicable requirements; and
•the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering clinical data or regulatory filings insufficient for clearance or approval.
The FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may impact our ability to modify our products or introduce future products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain approvals once obtained.
In order to sell our products in member countries of the European Economic Area (EEA) (which is composed of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), it must comply with the essential requirements of the EU Active Implantable Medical Devices Directive (Council Directive 90/385/EEC) (the AIMD Directive). If any future product candidates are also considered to qualify as an active implantable medical device, or AIMD, under the AIMD Directive, it too will need to comply with the essential requirements it sets out. Alternatively, if a future product candidate is not considered an AIMD under the AIMD Directive, it will still be required to comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). The Medical Devices Regulations (Regulation 2017/745) are also now in force, as further discussed below.
Compliance with the requirements under either of these Directives and confirmation of compliance by a Notified Body are prerequisites to affixing the Conformité Européenne (CE) mark to our r-SNM System and any future product candidates. Without a CE mark, medical devices cannot be sold or marketed in the EEA. To demonstrate that our r-SNM System is compliant with the essential requirements set out under the AIMD Directive, we must undergo a conformity assessment procedure. This requires an assessment of available clinical evidence, literature data for the product and postmarket experience in respect of similar products already marketed to ensure and declare that the products in question comply with the standards set out in Annex I of the AIMD Directive. In addition, a conformity assessment procedure requires the intervention of a Notified Body. Notified Bodies are separate entities that are authorized or licensed to perform such assessments by the governmental authorities of each EU Member State. Manufacturers of AIMDs must make an application to a Notified Body for an assessment of its technical dossiers and quality system. Alternatively, manufacturers can seek approval from the Notified Body that a representative sample of the products it has manufactured satisfies the requirements set out in the AIMD Directive and subsequently ensure and declare that all of its products conform to the standard of the approved sample. This is also known as “type approval.”
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
For our products, future AIMD product candidates and all other future product candidates, the Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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
Modifications to our products may require us to obtain new PMA approvals or approvals of a PMA supplement, and if we market modified products without obtaining necessary approvals, we may be required to cease marketing or recall the modified products until required approvals are obtained.
Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to FDA. We will be responsible for deciding whether a modification requires approval by the FDA. However, the FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our products that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. Any delay or failure in obtaining required approvals would adversely affect our ability to introduce enhanced products in a timely manner, which in turn would harm our future growth.
The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about approved medical devices, such as our products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Physicians could use our products on their patients in a manner that is inconsistent with the approved label. We will train our marketing personnel and sales representatives to not promote our products for uses outside of FDA-approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those that may be approved by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
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
In addition, physicians may misuse our products or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to an increased risk of product liability claims. If our products are misused or used with improper techniques or are determined to cause or contribute to patient harm, we may become subject to costly litigation by our customers or patients. Product liability claims could divert management’s attention from the commercialization of our products, be expensive to defend, result in sizeable damage awards against us that may not be covered by insurance, and subject us to negative publicity resulting in reduced sales of our products.

The clinical study process required to obtain regulatory approvals is lengthy and expensive with uncertain outcomes. If clinical studies of our products do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for our products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of our products.
In order to obtain approval for a PMA or PMA supplement for expanded indications, the sponsor must meet the regulatory submission requirements of the FDA, which in many cases may require a PMA applicant to conduct well-controlled clinical studies designed to assess the safety and effectiveness of the product. Conducting clinical studies is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical studies but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical studies, even after earlier clinical studies showed promising results, and failure can occur at any time during the clinical study process. A device could malfunction or produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical studies. We, the FDA, an Institutional Review Board (IRB) or another regulatory authority may suspend or terminate clinical studies at any time to avoid exposing trial participants to unacceptable health risks.
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
Clinical studies are necessary to support PMA applications and may be necessary to support PMA supplements for modified versions of our products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of a PMA approval. We may need to conduct additional clinical studies in the future for the approval of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive, and, testing carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events that could adversely affect the costs, timing or successful completion of our clinical studies, including:
•we may be required to submit an IDE application to FDA, which must become effective prior to commencing human clinical studies, and the FDA may reject our IDE application and notify us that we may not begin investigational trials;
•regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical studies;
•regulators and/or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical study at a prospective or specific trial site for various reasons, including safety signals or noncompliance with regulatory requirements;
•we may not reach agreements with prospective contract research organizations (CROs) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;

•the number of subjects or patients required for clinical studies may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, and the number of clinical studies being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical studies at a higher rate than we anticipate;
•our third-party manufacturers, including those conducting clinical studies on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•we might have to suspend or terminate clinical studies for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•we may have to amend clinical study protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re-examination;
•the cost of clinical studies may be greater than we anticipate;
•clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;
•we may be unable to recruit a sufficient number of clinical study sites;
•regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers or suppliers of materials for our clinical studies, the materials necessary to conduct clinical studies may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•approval policies or regulations of FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for approval; and
•our products or other product candidates may have undesirable side effects or other unexpected characteristics.
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
Clinical studies must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical studies are conducted. In addition, clinical studies must be conducted with supplies of our product produced under cGMP requirements and other regulations. Furthermore, we rely on clinical study sites to ensure the proper and timely conduct of our clinical studies and we have limited influence over their performance. We depend on our collaborators and on medical institutions and employees to conduct our clinical studies in compliance with good clinical practice (GCP) requirements. If our collaborators fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical studies that are conducted in countries outside the United States may result in additional delays and expenses due to increased shipment costs, additional regulatory requirements and the engagement of non-U.S. resources, and may expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.
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
Failure to comply with postmarketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw our products from the market.
We are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, registration, and listing of our products. For example, we are required to submit periodic reports to the FDA as a condition of PMA approval. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation.
Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. We have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:
•untitled letters or warning letters;
•fines, injunctions, consent decrees and civil penalties;
•recalls, termination of distribution, administrative detention, or seizure of our products;
•customer notifications or repair, replacement or refunds;
•operating restrictions or partial suspension or total shutdown of production;
•delays in or refusal to grant future PMA approvals or foreign regulatory approvals of future product candidates, new intended uses, or modifications to our existing product;
•withdrawals or suspensions of PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our products;
•FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•criminal prosecution.
Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.
Our products must be manufactured in accordance with federal and state regulations, and we or any of our suppliers or third-party manufacturers could be forced to recall our products or terminate production if we fail to comply with these regulations.
The methods used in, and the facilities used for, the manufacture of our products must comply with the QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.

Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products or result in it being adulterated or misbranded under the Federal Food, Drug, and Cosmetic Act. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with the manufacturing processes for our products could result in, among other things: warning letters or untitled letters, fines, injunctions or civil penalties, suspension or withdrawal of approvals, seizures or recalls of our products, total or partial suspension of production or distribution, administrative or judicially imposed sanctions, the FDA’s refusal to grant pending or future clearances or approvals, clinical holds, refusal to permit the import or export of our products, and criminal prosecution of us or our employees. Any of these actions could significantly and negatively affect supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.
If treatment guidelines for OAB, SUI, FI or UR change or the standard of care evolves, we may need to redesign and seek a new marketing authorization from the FDA for our products.
If treatment guidelines for OAB, SUI, FI or UR change or the standard of care evolves, we may need to redesign our products, or any future product, and seek new approvals from the FDA. PMA approvals from the FDA are based on current treatment guidelines at the time of the approvals. If treatment guidelines change so that different treatments become desirable, the clinical utility of our products could be diminished and our business could be adversely affected.
Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.
We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of device approvals, seizure of our products or delay in clearance or approval of modifications to our products.
The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that our products could cause serious injury or death. We may also choose to voluntarily recall our products if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Defects or other errors in our products may occur in the future. Depending on the corrective action we take to redress deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals for our products before we may market or distribute the corrected device. Seeking such approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our products, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.
Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we may determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our products, a number of potentially negative consequences could result, including:
•regulatory authorities may withdraw their approval of the product;
•regulatory authorities may require a recall of the product or we may voluntarily recall a product;
•regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the product label or issuance of field alerts to physicians and pharmacies;
•regulatory authorities may require us to create a guide outlining the risks of such side effects for distribution to patients;
•we may be subject to limitations as to how we promote the product;
•we may be required to change the way the product is administered or modify the product in some other way;
•regulatory authorities may require additional clinical studies or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
•sales of the product may decrease significantly;
•we could be sued and held liable for harm caused to patients; and
•our brand and reputation may suffer.
Any of the above events could prevent us from achieving or maintaining market acceptance of our products and could substantially increase the costs of commercializing our products. The demand for our products could also be negatively impacted by any adverse effects of a competitor’s product or treatment.
If we do not obtain and maintain international regulatory registrations or approvals for our products, we will be unable to market and sell our products outside of the United States.
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

Legislative or regulatory reforms in the United States or Europe may make it more difficult and costly for us to obtain regulatory clearances or approvals for modifications to our products, or to manufacture, market or distribute our products.
From time to time, legislation is drafted and introduced in U.S. Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times, or make it more difficult to obtain approval for additional indications for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval for future product candidates, changes to manufacturing methods, recall, replacement or discontinuance of future product candidates, or additional record keeping.
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
The Medical Devices Regulation will only become applicable after the three-year transition period ends on May 26, 2020. Up until this date, conformity certificates can continue to be issued validly by Notifiable Bodies under the AIMD and Medical Devices Directives. Alternatively, during the three-year transition period, manufacturers can choose to conform with and have their products certified under the Medical Devices Regulations. Certificates of compliance issued pursuant to these Directives prior to May 26, 2020 will continue to be valid for up to a period of four years. However, after May 26, 2020, new products placed on the market may only be certified under the Medical Device Regulations regime. Once applicable, the new regulations will among other things:
•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
These modifications may have an effect on the way we conduct our business in the EEA.
The effects of the withdrawal of the United Kingdom from the EU (Brexit) will depend on any agreements the United Kingdom makes to retain access to EU markets. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the referendum could materially change the regulatory regime applicable to products approved and sold in the United Kingdom. It is possible that there will be greater restrictions on imports and exports between the United Kingdom and EU countries, increased regulatory complexities, and economic and political uncertainty in the region. Because of the continued uncertainty about the effects and implementation of Brexit, we cannot quantify or predict with any certainty the likely impact of Brexit or related legislation on our business, financial condition, and results of operations.
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
There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. We may also be subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $102,522 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;
•the federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. These laws can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payers. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $11,181 to $22,363 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•the Health Insurance Portability and Accountability Act of 1996 (HIPAA) which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal Physician Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (CHIP) to report annually to the DHHS Centers for Medicare and Medicaid Services (CMS) information related to payments and other transfers of value to physicians, which is defined broadly to include other healthcare providers and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties of $11,052 per failure up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH Act) and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $55,910 per violation, not to exceed $1.68 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state;
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the EU General Data Protection Regulation, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and
•state laws related to insurance fraud in the case of claims involving private insurers.
These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.
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
The EU also has laws and regulations dealing with the collection, use and processing of personal data obtained from individuals in the EU, which are often more restrictive than those in the United States and which restrict transfers of personal data to the United States unless certain requirements are met. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016 the European Commission adopted the U.S.-EU Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S., and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the EU General Data Protection Regulation 2016/679 (the GDPR), which came into effect on May 25, 2018, as well as current challenges to these mechanisms in the European courts.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the Affordable Care Act was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the Affordable Care Act:
•established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
•implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and
•expanded the eligibility criteria for Medicaid programs.
We do not yet know the full impact that the Affordable Care Act will have on our business. The taxes imposed by the Affordable Care Act and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition and results of operations. The federal government may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. Most recently, the TCJA was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. Additionally, all or a portion of the Affordable Care Act and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge, which could result in lower numbers of insured individuals, reduced coverage for insured individuals and adversely affect our business.
We expect additional state and federal healthcare policies and reform measures to be adopted in the future, any of which could limit reimbursement for healthcare products and services or otherwise result in reduced demand for our products, or additional pricing pressure, and have a material adverse effect on our industry generally and on our customers. Any changes of, or uncertainty with respect to, future coverage or reimbursement rates could affect demand for our products, which in turn could impact our ability to successfully commercialize our products and could have a material adverse effect on our business, financial condition and results of operations.
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
Because we manufacture or contract to manufacture a product that contains titanium, we may be required under rules promulgated by the SEC governing disclosure of the use of “conflict minerals” (tin, tungsten, tantalum and gold) to determine whether those minerals are necessary to the functionality or production of our r-SNM System and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo (DRC) or any of its adjoining countries, or covered countries, then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products that may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report, if required, to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this disclosure rule may be very time-consuming for our management and personnel (as well as time-consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures mandated by this rule, which can be perceived by the market to be “negative,” may cause customers to refuse to purchase our r-SNM System. The cost of compliance with the rule could adversely affect our results of operations.
Risks Related to Intellectual Property
Litigation or other proceedings or third-party claims of intellectual property infringement against us, including the Medtronic Litigation, or any of our current or future licensors, including AMF, could require us to spend significant time and money and could prevent us from selling our products, or affect our stock price.
Our commercial success will depend in part on our ability to avoid infringement of the proprietary rights of third parties. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Our competitors in both the United States and internationally, many of which have substantially greater resources, and, may have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of patents issued to third parties. Because we have not conducted a formal freedom to operate analysis for patents related to our products, we may not be aware of issued patents that a third party might assert are infringed by one of our current or future product candidates, which could materially impair our ability to commercialize our products.  Even in the event that we conduct a formal freedom to operate analysis, patent searches to determine whether our products infringe patents held by third parties are inherently uncertain and such searches cannot assure that all relevant patents are identified. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived, so there may be applications for other patents now pending or recently revived patents of which we are unaware that our products may infringe. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology and medical device industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination or review proceedings before the U.S. Patent and Trademark Office. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our products or will develop future product candidates. As the technology and medical device industries expand and more patents are issued, the risk continues, or possibly increases, that our products may be subject to claims of infringement of the patent rights of third parties.
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
On March 16, 2020, we filed seven petitions before the United States Patent and Trademark Office (USPTO) requesting inter partes review (IPR) to contest the validity of each of the Medtronic patents that Medtronic has alleged are being infringed by us. In September 2020, the USPTO decided that it will accept or “institute” the IPR process for six of the seven patents, finding that we had demonstrated a reasonable likelihood that at least one, if not all, of the claims of these six patents are invalid. We are currently in the IPR discovery process. The USPTO will usually render a decision on the validity of contested patents within twelve months of instituting the review. We filed a motion to stay the proceedings before the United States District Court for the Central District of California pending resolution of the IPR process. Our motion was granted by the court on May 8, 2020.
Defense of any of the above claims, including the Medtronic Litigation, would require us to dedicate substantial time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the commercialization of our products, or by any of our current or future licensors for operational upkeep and manufacturing of our products.
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
Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:
•stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;
•lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;
•incur significant legal expenses;
•pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;
•pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
•redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive, or infeasible; and
•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms, or at all, or, from third parties whom may attempt to license rights that they have or do not have.
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

In addition, third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or indemnify our customers for any costs associated with their own initiation or defense of infringement claims, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.
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
We own numerous issued patents and pending patent applications that relate to our products and several issued patents and patent applications were licensed from AMF in 2013 pursuant to the License Agreement. As of December 31, 2020, we own 32 issued U.S. patents and 89 issued foreign patents, and 19 pending U.S. patent applications and 41 pending foreign patent applications. We also license from AMF 30 issued U.S. patents and three pending U.S. patent applications, as well as 65 issued foreign patents and 10 pending foreign patent applications. Issued patents owned or used by us will expire between 2021 and 2040.
Our patents may not have, and any of our pending patent applications that mature into issued patents may not include, claims with a scope sufficient to adequately protect our products, or any additional features we develop for our products or any new products. Other parties may have developed technologies that may be related to or competitive with our products, and, may have filed, or may file, patent applications, and, may have received, or may receive patents, that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. Proceedings challenging our patents could result in either loss of the patent, or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own may not provide any protection against competitors. Furthermore, an adverse decision may result in a third party receiving a patent right sought by us, which in turn could affect our ability to commercialize our products.
Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, circumvent or design around our patents, or develop and obtain patent protection for more effective technologies, designs or methods. We may be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents we own. If these developments were to occur, it could have an adverse effect on our sales or market position. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

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
In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some, or all, of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering our products are invalidated or found unenforceable, or, if a court found that valid, enforceable patents held by third parties covered our products, our competitive position could be harmed, or, we could be required to incur significant expenses to enforce or defend our rights.
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:
•our patents, or our pending patent applications, if issued, will include claims having a scope sufficient to protect our products;
•any of our pending patent applications will issue as patents;
•we will be able to successfully commercialize our products on a substantial scale before our relevant patents have expired;
•we were the first to make, or file for patent protection of, the inventions covered by each of our patents and pending patent applications, as is dictated by the applicable national patent laws in effect at the time of a patent application being filed;
•we were the first to file patent applications for these inventions, where such rules are applicable;
•others will not develop similar or alternative technologies that do not infringe our patents;
•any of our patents will be found to ultimately be valid and enforceable;
•any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•we will develop additional proprietary technologies or products that are separately patentable; or
•our commercial activities or products will not infringe upon the patents of others.
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
We are reliant on the ability of AMF, as licensor of certain intellectual property contained in our products, and may be reliant on, future licensors to maintain their intellectual property and protect their intellectual property against misappropriation, infringement or other violation. In some instances, we may not have primary control over AMF’s, or our other future licensors’, patent prosecution activities. With respect to licensed patents that were issued to our licensors, or patents that may issue on patent applications, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. As a licensee, we are reliant on AMF to defend any third-party claims or consent to our defending them on their behalf. Our licensors may not defend or prosecute such actions as vigorously or in the manner that we would have if entitled to do so, and we will be subject to any judgment or settlement resulting from such actions and our business could be adversely affected.
If we are unable to protect the confidentiality of our trade secrets, our business or competitive position could be harmed.
In addition to patent protection, we also rely upon other non-patent protection, such as: trademark, or, trade secret protection, as well as confidentiality agreements with our employees, consultants, vendors, and third parties, to protect our confidential and proprietary information. Despite the existence of such confidentiality agreements, or other contractual restrictions, we may not be able to prevent the unauthorized disclosure or use of our confidential proprietary information or trade secrets by employees, consultants, vendors, and third parties. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and, recourse we take against such misconduct may not provide an adequate remedy to fully protect our interests. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed, or misappropriated a trade secret, can be difficult, expensive and time-consuming, and, the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. Furthermore, the laws of foreign countries may not protect our trade secrets effectively or to the same extent as the laws of the United States. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.
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
Litigation may be necessary in the future to enforce our intellectual property rights or protect our trade secrets or other proprietary information, which is an expensive and time-consuming process with uncertain outcomes. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from the commercialization of our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our intellectual property.
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
We employ individuals who previously worked with other companies, including our competitors or potential competitors. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information, including trade secrets or other proprietary information, of former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Any litigation or the threat thereof may adversely affect our ability to hire employees and we may lose valuable intellectual property rights if we fail in defending any such claims. A loss of key personnel or their work product could diminish or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.
Recent changes in U.S. patent laws may limit our ability to obtain, defend and/or enforce our patents.
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act (the AIA) includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. The U.S. Patent and Trademark Office recently developed new regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA, and in particular, the first to file provisions, which became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if that inventor is not the first to file an application for patenting that invention, even if such inventor was the first to invent such invention. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business.
The AIA could also increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the AIA provides that an administrative tribunal known as the Patent Trial and Appeals Board (PTAB) provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.
If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business.
We are a party to the License Agreement with AMF and we may be a party to future license agreements. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our products, as well as harm our competitive business position and our business prospects. In particular, the License Agreement imposes various development, royalty, insurance and other obligations on us. If we fail to comply with these obligations or otherwise materially breach the License Agreement, AMF may have the right to terminate the License Agreement, in which event we would not be able to market our products. In addition, any claims asserted against us by AMF may be costly and time-consuming, divert the attention of key personnel from business operations or otherwise have a material adverse effect on our business.

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
Our stock price may be volatile. The stock market in general and the market for medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
•the impact of worldwide pandemics on voluntary surgical procedures;
•unanticipated safety concerns related to the use of our products;
•FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;
•intellectual property, product liability or other litigation against us, our third-party manufacturers or other parties on which we rely or litigation against our general industry;
•any termination or loss of rights under the License Agreement;
•any voluntary or regulatory mandated product recalls;
•adverse developments concerning our manufacturers or suppliers or any future strategic partnerships;
•introductions and announcements of new technologies by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;
•announcements of regulatory approval or disapproval of our products or for any future enhancements to our products;
•adverse results from or delays in clinical studies of our products;
•our ability to successfully integrate acquired operations into our ongoing business;
•variations in our financial results or those of companies that are perceived to be similar to us;
•success or failure of competitive products or therapies in the SNM market;
•changes in the structure of healthcare payment of our products;
•announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;
•market conditions in the medical technology industry and issuance of securities analysts’ reports or recommendations;
•quarterly variations in our results of operations or those of our competitors;
•changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•the public’s reaction to our earnings releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•sales of substantial amounts of our stock by directors, officers or significant stockholders, or the expectation that such sales might occur;
•general economic, industry and market conditions, including the size and growth, if any, of the market;
•news reports relating to trends, concerns and other issues in the market or industry;
•operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;
•additions or departures of key personnel;

•changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•the results of any future legal proceedings; and
•other factors described in this “Risk Factors” section.
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
Based on the beneficial ownership of our common stock as of December 31, 2020, our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, controlled approximately 25% of our outstanding common stock. As a result, these stockholders, if they act together, could exercise significant control over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.
We have incurred and will continue to incur significant costs as a result of being a public company, which may adversely affect our business, financial condition and results of operations.
We have incurred and will continue to incur significant costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Exchange Act of 1934 (the Exchange Act), as well as the listing requirements of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to maintain our directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.
We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in us, and, as a result, the value of our common stock.
To comply with the requirements of being a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. Further, the Sarbanes-Oxley Act also requires that our internal control over financial reporting be attested to by our independent registered public accounting firm.
If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. The process of designing and implementing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the     accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, if we are unable to continue to meet these requirements, we may be unable to remain listed on Nasdaq.
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
•permit our board of directors to issue shares of preferred stock, with any rights, preferences and privileges as they may designate, without stockholder approval, which could be used to dilute the ownership of a hostile bidder significantly;
•provide that the authorized number of directors may be changed only by resolution of our board of directors and that a director may only be removed with or without cause by the affirmative vote of the holders of at least 66 2/3% of our voting stock;
•provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company;
•prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and
•provide that special meetings of our stockholders may be called only by the Chair of the board, our Chief Executive Officer or by our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors, which may delay the ability of our stockholders to force consideration by our company of a take-over proposal or to take certain corporate actions, including the removal of directors.
In addition, Section 203 of the Delaware General Corporation Law (DGCL) which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This provision could have the effect of delaying or preventing a change in control of our company, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, any action asserting a claim that is governed by the internal affairs doctrine and the resolution of any complaint asserting a cause of action arising under the Securities Act, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In August 2014, we entered into a five-year operating lease for approximately 12,215 square feet of office space beginning on November 1, 2014, and expiring on October 31, 2019. In June 2019, the lease was amended to extend the expiration date to October 31, 2020 and in September 2020, the lease was amended to extend the expiration date to July 31, 2022.
In November 2017, we entered into a seven-year operating lease for approximately 25,548 square feet of office space beginning on August 1, 2018, and expiring on August 31, 2025. In June 2019, the lease was amended to extend the expiration date to October 31, 2027. We have a renewal option to extend the term of the lease for a period of five years beyond the initial term.
    In June 2019, we entered into an eight-year operating lease for approximately 32,621 square feet of office space beginning on January 15, 2020 and expiring on January 31, 2028. We use these premises as our new principal executive offices and for general office space. We intend to utilize our other currently-leased spaces through the lease expiration dates to conduct the training of our sales team and for manufacturing purposes.
In August 2020, we entered into a 38-month operating lease for approximately 5,693 square feet of warehouse space beginning on October 15, 2020 and expiring on December 31, 2023. The Company uses these premises for general warehouse space.
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
On March 16, 2020, we filed seven petitions before the United States Patent and Trademark Office (USPTO) requesting inter partes review (IPR) to contest the validity of each of the Medtronic patents that Medtronic has alleged are being infringed by us. In September 2020, the USPTO decided that it will accept or “institute” the IPR process for six of the seven patents, finding that we had demonstrated a reasonable likelihood that at least one, if not all, of the claims of these six patents are invalid. We are currently in the IPR discovery process. The USPTO will usually render a decision on the validity of contested patents within twelve months of instituting the review. We filed a motion to stay the proceedings before the United States District Court for the Central District of California pending resolution of the IPR process. Our motion was granted by the court on May 8, 2020.
In addition to the Medtronic Litigation, we are and may continue to be involved in claims, legal proceedings, and investigations arising out of our operations in the normal course of business.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock
    Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “AXNX” since October 31, 2018. Prior to that date, there was no public market for our common stock.
Holders of Record
    At February 25, 2021, there were approximately 310 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
    Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during fiscal year 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
    None.

Performance Graph
    The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since October 31, 2018, which is the date our common stock first began trading on the Nasdaq Global Select Market, to two indices: the Standard & Poor’s (S&P) 500 Stock Index and the S&P Healthcare Equipment Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$400
$350
$300
$250
$200
$150
$100
$50
$-
10/31/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
AXNX
GSPC
SPSIHE

$100 investment in stock or index	October 31, 2018	December 31, 2018	December 31, 2019	December 31, 2020
Axonics Modulation Technologies, Inc. (AXNX)	$100.00	$100.87	$184.98	$326.37
S&P 500 Index	$100.00	$92.44	$119.14	$137.63
S&P 500 Health Care Equipment Index	$100.00	$90.96	$111.33	$147.89
Item 6. Selected Financial Data.
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global medical technology company that develops and commercializes products to treat urinary and fecal dysfunction, including: (i) an implantable SNM to treat UUI and UUF, together referred to as OAB, as well as FI, and non-obstructive UR; and (ii) a urethral bulking agent to treat female SUI.

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
We estimate the global SNM market is now approximately $650 million to $700 million and believe it is a growing market that is currently about one to three percent penetrated. Until we entered the market, it was serviced by Medtronic as a single participant.
We believe our proprietary r-SNM System, the first rechargeable SNM system marketed worldwide, offers significant advantages, and is well positioned to capture market share and penetrate and grow this attractive market. Our r-SNM System is designed to last approximately 15 years in the human body, is only 5cc in volume, offers broad MRI access, ease of use, intuitive programmers, and the longest recharging interval among rechargeable SNM systems.
We have marketing approvals in Europe, Canada, and Australia for all relevant clinical indications and initiated limited commercial efforts in England, the Netherlands and Canada in late 2018. Revenue in 2020 from international operations in the Netherlands, England, Canada, Switzerland, Norway and Germany, was approximately $4.0 million.
Our initial PMA application for our r-SNM System for the treatment of FI was approved by the FDA on September 6, 2019, and our PMA application for our r-SNM System for the treatment of OAB and UR was approved by the FDA on November 13, 2019.
We are primarily focused on commercializing our products in the United States, which accounts for the vast majority of SNM sales worldwide. We have established a significant commercial infrastructure, with over 220 sales personnel and clinical specialists and we continue to make significant investments to build our commercial organization to market and support our products. When making hiring decisions for these roles, we prioritize individuals with strong sales backgrounds and experience in SNM therapy and other neurostimulation applications, and who also have existing relationships with urologists and urogynecologists.
Revenue in 2020 from accounts located across the United States was approximately $107.5 million.
In January 2020, the FDA approved an enhanced, second-generation programmer for our r-SNM System under a PMA supplement. The new programmer features, among other things, a predictive programming algorithm that translates intra-operative responses and suggests how to program the patient for optimum therapy, thereby reducing the need to adjust post-implant therapy.
In April 2020, the FDA approved a second-generation INS for our r-SNM System under a PMA supplement. The second-generation INS extends the recharge interval for patients to only once a month for about one hour and for some patients, up to once every two months. The second-generation INS began shipping to customers in the U.S. during the third quarter of 2020.
In June 2020, the FDA approved a new wireless patient remote control with SmartMRI™ technology for our r-SNM System under a PMA supplement. The new remote control simplifies the process by which patients can receive a full-body magnetic resonance imaging (MRI). An MRI technician can perform a simple check using a patient’s remote control immediately prior to an MRI, avoiding the need for the patient to visit their implanting physician’s office or involving our personnel.
In July 2020, the FDA approved 3T full-body MRI conditional labeling for our r-SNM System under a PMA supplement. With this incremental approval, our r-SNM System is MRI compatible for both 1.5T and 3T full-body scans.
In September 2020, Health Canada approved a second-generation rechargeable INS for our r-SNM System, which the Company began shipping upon approval.
In February 2021, the FDA approved a third-generation INS for our r-SNM System under a PMA supplement. The third-generation INS upgrades the embedded software in the INS and the functionality of the patient remote control. These modifications give patients the ability to make broader stimulation parameter adjustments at home, including selecting a second therapy program that was set post-operatively based on interoperative findings.
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
We incurred net losses of $54.9 million, $79.9 million, and $32.5 million for the years ended December 31, 2020, 2019, and 2018, respectively, and had an accumulated deficit of $234.5 million as of December 31, 2020 compared to $179.6 million at December 31, 2019. As of December 31, 2020, we had available cash and cash equivalents of approximately $241.2 million, current liabilities of approximately $45.7 million, and long-term liabilities of approximately $9.2 million.
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
November 2019 Follow-On Offering
On November 22, 2019, we completed a follow-on offering by issuing 5,345,000 shares of common stock, at an offering price of $22.00 per share, inclusive of 750,000 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The gross proceeds to us from this follow-on offering were $117.6 million and the net proceeds were approximately $110.4 million, after deducting underwriting discounts, commissions and offering expenses payable by us.
May 2020 Follow-On Offering
On May 12, 2020, we completed a follow-on offering by issuing 4,600,000 shares of common stock, at an offering price of $32.50 per share, inclusive of 600,000 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The gross proceeds to us from this follow-on offering were $149.5 million and the net proceeds were approximately $140.5 million, after deducting underwriting discounts, commissions and offering expenses payable by us.
Impact of COVID-19
The COVID-19 pandemic negatively impacted our sales, primarily in the second quarter of 2020, by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect that the pandemic could negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada, have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled from middle of March 2020 through May 2020, but order flow began a gradual recovery in May 2020 and continued to improve in the second half of 2020.
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
AMF License Agreement
On October 1, 2013, we entered into the License Agreement, pursuant to which AMF granted us the AMF IP relating to AMF Licensed Products.
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the years ended December 31, 2020, 2019, and 2018, we have recorded royalties of $4.4 million, $0.6 million, and $0.1 million, respectively. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.

Components of Our Results of Operations
Net Revenue
Revenue in 2020 from U.S. operations was $107.5 million.
Revenue in 2020 from international operations in the Netherlands, England, Canada, Switzerland, Norway and Germany, was approximately $4.0 million.
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of acquisition costs of the components of our r-SNM System, third-party contract labor costs, overhead costs, as well as distribution-related expenses such as logistics and shipping costs. The overhead costs include the cost of material procurement and operations supervision and management personnel. We expect overhead costs as a percentage of revenue to decrease as our sales volume increases. Cost of goods sold also include other expenses such as scrap and inventory obsolescence. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows. We expect gross margin to vary based on regional differences in pricing and discounts negotiated by customers.
We calculate gross margin as gross profit divided by revenue. We expect future gross margin will be affected by a variety of factors, including manufacturing costs, the average selling price of our r-SNM System, the implementation of cost-reduction strategies, inventory obsolescence costs, which may occur when new generations of our r-SNM System are introduced, and to a lesser extent, the sales mix between the United States, Canada, Europe and Australia as our average selling price in the United States is expected to be higher than in Canada, Europe and Australia and foreign currency exchange rates. Our gross margin may increase over the long term to the extent our production volumes increase and we receive discounts on the costs charged by our contract manufacturers, thereby reducing our per unit costs. Additionally, our gross margin may fluctuate from quarter to quarter due to seasonality.
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
 The following table summarizes our research and development expenses by functional area for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Personnel related	$12,176	$11,917	$8,452
Clinical development	501	1,401	4,572
Contract fabrication and manufacturing	6,159	642	3,572
Contract R&D and consulting	8,810	4,847	1,713
Other R&D expenses	1,524	1,374	1,093
Total R&D expenses	$29,170	$20,181	$19,402

General and Administrative Expenses
General and administrative expenses consist primarily of employee compensation, including stock-based compensation, and spending related to finance, information technology, human resource functions, consulting, legal, and professional service fees. Other general and administrative expenses include director and officer insurance premiums, investor relations costs, office-related expenses, facilities and equipment rentals, bad debt expense, and travel expenses. We expect our general and administrative expenses will significantly increase in absolute dollars as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services. Additionally, we anticipate increased legal expenses associated with our patent infringement litigation with Medtronic. These expenses will further increase as we no longer qualify as an “emerging growth company” under the Jumpstart Our Business Startups (JOBS) Act, which requires us to comply with certain reporting requirements effective December 31, 2020. We expect general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.
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

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table shows our results of operations for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Years Ended December 31,		Period to Period Change
	2020	2019
Net revenue	$111,535	$13,820	$97,715
Cost of goods sold	44,444	6,490	37,954
Gross profit	67,091	7,330	59,761
Gross Margin	60.2%	53.0%
Operating Expenses
Research and development	29,170	20,181	8,989
General and administrative	25,551	19,076	6,475
Sales and marketing	66,130	48,672	17,458
Total operating expenses	120,851	87,929	32,922
Loss from operations	(53,760)	(80,599)	26,839
Other Income (Expense)
Interest income	761	2,974	(2,213)
Loss on disposal of property and equipment	(41)	—	(41)
Interest and other expense	(1,874)	(2,309)	435
Other income (expense), net	(1,154)	665	(1,819)
Loss before income tax expense	(54,914)	(79,934)	25,020
Income tax expense	1	1	—
Net loss	(54,915)	(79,935)	25,020
Foreign currency translation adjustment	(3)	(12)	9
Comprehensive loss	$(54,918)	$(79,947)	$25,029

Net Revenue
Net revenue was $111.5 million in fiscal year 2020 and was derived from the sale of our r-SNM Systems to customers in the United States, Europe and Canada. Net revenue was $13.8 million in fiscal year 2019 and was derived from the sale of our r-SNM Systems to customers in the United States, Europe and Canada. The increase in net revenue is primarily due to the commercial launch in the United States in the fourth quarter of 2019, partially offset by a decrease in sales in Europe and Canada as related to the COVID-19 pandemic.
Cost of Goods Sold and Gross Margin
We incurred $44.4 million of cost of goods sold in fiscal year 2020, compared to $6.5 million in fiscal year 2019. Gross margin was 60.2% in fiscal year 2020, compared to 53.0% gross margin in fiscal year 2019. The increase in gross margin is primarily due to higher sales volume as well as the commercial launch in the United States in the fourth quarter of 2019, which has higher average sales prices.
Research and Development Expenses
Research and development expenses increased $9.0 million, or 44.5%, to $29.2 million in fiscal year 2020, compared to $20.2 million in fiscal year 2019. The increase in research and development expenses was primarily attributable to an increase of $5.5 million in contract fabrication and manufacturing costs related to product development projects and an increase of $4.0 million in contract research and development and consulting expenses, partially offset by $0.9 million decrease in clinical development costs to demonstrate the safety and effectiveness of our r-SNM System and to support regulatory submissions.
General and Administrative Expenses
General and administrative expenses increased $6.5 million, or 33.9%, to $25.6 million in fiscal year 2020, compared to $19.1 million in fiscal year 2019, primarily as a result of an increase of $2.4 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, an increase of $1.9 million in legal and consulting costs, and an increase of $1.0 million in rent expense.
Sales and Marketing Expenses
Sales and marketing expenses increased $17.5 million, or 35.9%, to $66.1 million in fiscal year 2020, compared to $48.7 million in fiscal year 2019. The increase in sales and marketing expenses was primarily due to an increase of  $19.8 million related to personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by a decrease of $2.3 million in travel expenses.
Other Income (Expense), Net
Other expense, net was $1.2 million in fiscal year 2020, consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank, partially offset by interest income earned on cash equivalents. Other income, net was $0.7 million in fiscal year 2019, consisting primarily of interest income earned on cash equivalents and short-term investments, partially offset by interest expense incurred related to the Loan Agreement with Silicon Valley Bank
Income Tax Expense
Income tax expense was minimal in fiscal year 2020 and 2019.
Liquidity and Capital Resources
We only began full-scale commercialization of our r-SNM System in late 2019. We have expended significant resources on research and development activities, growing our operations organization and building and training our sales organization.
We incurred net losses of $54.9 million, $79.9 million, and $32.5 million for the years ended December 31, 2020, 2019, and 2018, respectively, and had an accumulated deficit of $234.5 million as of December 31, 2020 compared to $179.6 million at December 31, 2019. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our products in the United States and internationally.
As of December 31, 2020, we had cash and cash equivalents of $241.2 million compared to cash, cash equivalents and short-term investments of $183.7 million at December 31, 2019. We expect that our cash, cash equivalents and short-term investments on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock, cash receipts from sales of our r-SNM System and proceeds from our Loan Agreement with Silicon Valley Bank. As of December 31, 2020, we had $21.5 million in outstanding borrowings, as discussed below under “Indebtedness,” which were repaid in January 2021.
In connection with the acquisition of Contura, on February 25, 2021, we entered into the Loan and Security Agreement with Silicon Valley Bank, as the administrative agent and collateral agent for the lenders, under which we obtained a loan in the principal amount of $75 million pursuant to the Loan. The Loan under the Loan and Security Agreement matures on February 1, 2024 (the Maturity Date), unless earlier accelerated upon an event of default. The Loan bears interest at a floating per annum rate equal to the greater of (a) 9.00% and (b) 5.75% above the current prime rate, with only interest due and payable monthly until September 1, 2022, at which time interest and principal will be due and payable monthly in equal monthly payments. The Loan and Security Agreement also sets out that the Loan is subject to a final payment fee equal to 6.00% of the aggregate principal amount of the Loan.
We may prepay amounts outstanding under the Loan and Security Agreement at any time with 5 days prior written notice to Silicon Valley Bank. In the event that we elect to prepay the Loan prior to the Maturity Date, we are required to pay a fee in the amount of (a) 2.00% of the outstanding principal balance if such prepayment occurs prior to February 25, 2022 or (b) 1.00% of the outstanding principal balance if such prepayment occurs on or after February 25, 2022.
The Loan and Security Agreement contains customary covenants that include, among others, covenants that limit our and our subsidiaries’ ability to dispose of assets, conduct mergers or acquisitions, incur indebtedness, incur certain liens, pay dividends or make distributions on our capital stock, make certain investments, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type.
The Loan and Security Agreement contains customary events of default that include, among others, non-payment defaults, covenant defaults, a default in the event a material adverse change occurs, defaults in the event our assets are attached or we are enjoined from doing business, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, material judgment defaults, and inaccuracy of representations and warranties. The occurrence of an event of default could result in an increase to the applicable interest rate of 5.00%, acceleration of and present occurrence of the Maturity Date, and the consequent obligation for us to repay in full in cash all amounts outstanding under the Loan and Security Agreement, and a right by the lenders to exercise all remedies available under the Loan and Security Agreement and related agreements, including the right to dispose of the collateral as permitted under applicable law.
We may need to raise additional financing in the future to facilitate our business operations. If we raise additional funds by issuing equity securities, our stockholders could experience dilution. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing when needed to satisfy our liquidity requirements, we may be required to scale back our operations.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by (used in)
Operating activities	$(83,742)	$(83,454)	$(31,370)
Investing activities	9,654	45,287	(60,050)
Financing activities	144,190	110,955	165,342
Effect of exchange rate changes on cash and cash equivalents	(3)	(12)	(14)
Net increase in cash and cash equivalents	$70,099	$72,776	$73,908
Net cash used in operating activities
Net cash used in operating activities was $83.7 million in fiscal year 2020 and consisted primarily of a net loss of $54.9 million, a decrease from changes in net operating assets of $47.0 million, partially offset by non-cash charges of $18.2 million. Net operating assets consisted primarily of inventory to support the commercial launch of our r-SNM System in the United States. Non-cash charges consisted primarily of stock-based compensation.
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
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $9.7 million in fiscal year 2020 and consisted primarily of sales and maturities of short-term investments, partially offset by purchases of property and equipment. Not included is the approximately $141.3 million in cash paid and 1,096,583 shares of our common stock issued from the acquisition of Contura and its Bulkamid product.
Net cash provided by investing activities was $45.3 million in fiscal year 2019 and consisted primarily of sales and maturities of short-term investments, partially offset by purchases of short-term investments.
Net cash used in investing activities was $60.1 million in fiscal year 2018 and consisted primarily of purchases and sales of short-term investments.
Net cash provided by financing activities
Net cash provided by financing activities was $144.2 million in fiscal year 2020 and consisted primarily of $140.5 million in net proceeds received in the follow-on offering. Not included is the $75 million in proceeds from the Loan and Security Agreement.
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
Contractual Obligations
Our principal contractual obligations consist of payments due under the Loan Agreement, including interest and principal payments and the final payment. The following table sets out, as of December 31, 2020, our contractual obligations due by period (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations(1)	$13,141	$1,945	$3,708	$3,626	$3,862
Purchase Obligations(2)	30,116	30,116	—	—	—
Other Long-Term Liabilities(3)	2,525	150	375	400	1,600
Long-term Debt(4)	21,797	21,797	—	—	—
Total	$67,579	$54,008	$4,083	$4,026	$5,462
(1)    Our principal office is currently located at 26 Technology Drive, Irvine, California 92618, where we lease approximately 25,548 square feet of office space under a lease that terminates on October 31, 2027. In addition, we maintain offices at 15326 Alton Parkway, Irvine, California 92618, where we lease approximately 32,621 square feet of office space under a lease that terminates on January 31, 2028, and at 7575 Irvine Center Drive, Suite 200, Irvine, California 92618, where we lease approximately 12,215 square feet of space, and where we conduct the training of our sales team, under a lease that terminates on July 31, 2022.

(2)    Purchase obligations represent open purchase orders primarily for component materials and third-party contract labor costs at the end of the fiscal year. These purchase orders can be impacted by various factors, including the timing of issuing orders, the timing of the shipment of orders, and currency fluctuations.
(3)    Represents the Minimum Royalty due under the License Agreement.
(4)    Includes interest payments at the prime rate plus 1.75%, prepayment fees, and the minimum final payment, consisting of a 7.5% premium principal amount paid off under the Loan Agreement, all of which were repaid in full in January 2021. Fees or payments under the Loan and Security Agreement are not included.
From time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims, including the License Agreement, the Loan Agreement, the Loan and Security Agreement and certain real estate leases, supply purchase agreements, and agreements with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires our management to make estimates and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of this evaluation then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material to our consolidated financial statements.
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
Revenue Recognition
Revenue recognized during the years ended December 31, 2020, 2019, and 2018 relates entirely to the sale of our r-SNM System.
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
Shipping and handling costs incurred for the delivery of goods to customers are included in cost of goods sold. Amounts billed to customers for shipping and handling are included in net revenue.
Allowance for Doubtful Accounts
We make estimates of the collectability of accounts receivable. Upon adoption of ASU 2016-13, we did not recognize an adjustment to the beginning balance of retained earnings as the impact from adoption was not material. Our estimate of future losses is made by management based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and reasonable forecasted economic trends. Despite our efforts to minimize credit risk exposure, clients could be adversely affected if future economic and industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on our clients are highly uncertain and cannot be predicted. As a result, our future collection experience can differ significantly from historical collection trends. If our clients experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations and financial condition.
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
We analyze inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its net realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of the r-SNM System is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to our inventory values. We also apply judgment related to the results of quality tests that are performed throughout the production process, as well as the understanding of regulatory guidelines, to determine if it is probable that inventory will be saleable. These quality tests are performed throughout the pre- and post-production processes, and we continually gather information regarding product quality for periods after the manufacturing date. The r-SNM System currently has a maximum estimated shelf life range of 12 to 36 months and, based on sales forecasts, we expect to realize the carrying value of the product inventory. In the future, reduced demand, quality issues, or excess supply beyond those anticipated by management may result in a material adjustment to inventory levels, which would be recorded as an increase to cost of sales.
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

Leases
In accordance with ASU No. 2016-02, “Leases (Topic 842)”, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. We have elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. Topic 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. We apply the bright line thresholds referenced in Topic 842 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to our entire portfolio of leases.
Operating lease ROU asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our lease does not provide an implicit rate, we use our incremental borrowing rate, which is the rate for a fully collateralized amortizing loan with the same maturity as the lease term, based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Research and Development
Research and development costs are charged to operations as incurred. Research and development costs include salary and personnel-related costs, costs of clinical studies and testing, supplies and materials, and outside consultant costs.
Advertising Expense
The Company expenses advertising costs as they are incurred.
Income Taxes
We account for income taxes using the asset and liability method to compute the difference between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. We have deferred tax assets. The realization of these deferred tax assets is dependent upon our ability to generate sufficient taxable income in future years. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. We evaluate the recoverability of the deferred tax assets annually, and maintain a full valuation allowance on our deferred tax assets. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. and foreign entities and are taxed accordingly. In the normal course of business, we are audited by federal, state and foreign tax authorities, and subject to inquiries from those tax authorities regarding the amount of taxes due. These inquiries may relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. Our policy is to recognize interest and penalties related to unrecognized tax benefits, if any, in income tax expense.
Stock-Based Compensation
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

We also grant shares of performance-based restricted stock units that typically vest after one year only if we have also achieved certain performance objectives as defined and approved by our board of directors. The fair value of performance awards are determined based on the Company’s stock price at the date of grant and expensed over the performance period based on the probability of achieving the performance objectives. In addition, we also grant market-based restricted stock units that have combined market conditions and service conditions for vesting, for which we use the Monte Carlo valuation model to value equity awards (as of the date of grant).
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $241.2 million as of December 31, 2020, which came from IPO and follow-on offerings of our common stock and debt financing arrangements. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term investments. Additionally, the interest rate for borrowings under the Loan and Security Agreement is variable. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Inflation Risk
Inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin and sales and marketing and operating expenses as a percentage of our revenue if the selling prices of our products do not increase as much as or more than these increased costs.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Axonics Modulation Technologies, Inc.
Irvine, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axonics Modulation Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, the consolidated statement of mezzanine equity for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s accounting for income taxes requires the recognition of deferred tax assets, liabilities, and valuation reserves for the expected future tax consequences of events that have been included in the consolidated financial statements. The Company operates in multiple countries, which requires specialized knowledge of the income tax laws in various federal, state and foreign jurisdictions. In addition, the Company has significant net operating loss carryforwards that may be limited under Section 382 of the Internal Revenue Code.
We identified the accounting for certain components of income taxes, including transfer pricing and the realizability of net operating loss carryforwards as a critical audit matter. Our determination results from the specialized skill and knowledge required to properly account for income taxes, including the development of complex assumptions used in the transfer pricing study and related determinations and the significant amount of management judgement necessary to evaluate the realizability of net operating loss carryforwards. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized skill and knowledge in transfer pricing to assist in evaluating the reasonableness of the Company’s assumptions, inputs and methods used in the transfer pricing studies related to inter-company transactions.
•Utilizing personnel with specialized skill and knowledge in federal, state and foreign jurisdiction income taxes to assist in evaluating the reasonableness of the assumptions used in the assessment of the realizability of the net operating loss carryforwards considering Section 382 of the Internal Revenue Code.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2018.
Costa Mesa, California
March 1, 2021

Axonics Modulation Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$241,181	$171,082
Short-term investments	—	12,592
Accounts receivable, net of allowance for doubtful accounts of $465 and $75 at December 31, 2020 and 2019, respectively	18,270	7,879
Inventory, net	63,060	15,659
Prepaid expenses and other current assets	5,435	4,468
Total current assets	327,946	211,680
Property and equipment, net	6,328	3,047
Intangible asset, net	196	311
Other assets	7,736	4,784
Total assets	$342,206	$219,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,660	$5,882
Accrued liabilities	6,684	2,174
Accrued compensation and benefits	5,948	3,375
Operating lease liability, current portion	1,280	602
Debt, net of unamortized debt issuance costs, current portion	21,110	—
Total current liabilities	45,682	12,033
Operating lease liability, net of current portion	9,154	4,450
Debt, net of unamortized debt issuance costs, net of current portion	—	20,336
Total liabilities	54,836	36,819
Stockholders’ Equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, par value $0.0001 per share, 50,000,000 shares authorized at December 31, 2020 and 2019; 39,931,030 and 34,110,995 shares issued and outstanding at December 31, 2020 and 2019, respectively	4	3
Additional paid-in capital	522,296	363,012
Accumulated deficit	(234,499)	(179,584)
Accumulated other comprehensive loss	(431)	(428)
Total stockholders’ equity	287,370	183,003
Total liabilities and stockholders’ equity	$342,206	$219,822
See accompanying notes to consolidated financial statements.

Axonics Modulation Technologies, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Net revenue	$111,535	$13,820	$707
Cost of goods sold	44,444	6,490	356
Gross profit	67,091	7,330	351
Operating Expenses
Research and development	29,170	20,181	19,402
General and administrative	25,551	19,076	9,362
Sales and marketing	66,130	48,672	3,724
Total operating expenses	120,851	87,929	32,488
Loss from operations	(53,760)	(80,599)	(32,137)
Other Income (Expense)
Interest income	761	2,974	998
Loss on disposal of property and equipment	(41)	—	—
Interest and other expense	(1,874)	(2,309)	(1,343)
Other income (expense), net	(1,154)	665	(345)
Loss before income tax expense	(54,914)	(79,934)	(32,482)
Income tax expense	1	1	1
Net loss	(54,915)	(79,935)	(32,483)
Foreign currency translation adjustment	(3)	(12)	(14)
Comprehensive loss	$(54,918)	$(79,947)	$(32,497)

Net loss per share, basic and diluted (see Note 1)	$(1.48)	$(2.80)	$(4.64)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	36,981,335	28,567,302	6,997,777
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

Axonics Modulation Technologies, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

						Accumulated
			Additional	Stock		Other
	Common Stock		Paid-in	Subscriptions	Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Deficit	Loss	Total
Balance at December 31, 2017	2,776,583	$—	$2,900	$(1,753)	$(67,166)	$(402)	$(66,421)
Issuance of common stock for employee stock option exercises for promissory notes	48,720	—	71	(71)	—	—	—
Issuance of common stock for employee stock option exercises for cash	7,120	—	9	—	—	—	9
Warrants for common stock	—	—	986	—	—	—	986
Repurchase of common stock	(38,786)	—	(473)	—	—	—	(473)
Forgiveness of stock subscriptions receivable	—	—	—	1,824	—	—	1,824
Conversion of preferred stock to common stock	15,813,297	2	113,190	—	—	—	113,192
Initial public offering - issuance of 9,200,000 shares at $15.00 per share, less closing costs of $11,951	9,200,000	1	126,048	—	—	—	126,049
Stock-based compensation	—	—	606	—	—	—	606
Foreign currency translation adjustment	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	(32,483)	—	(32,483)
Balance at December 31, 2018	27,806,934	3	243,337	—	(99,649)	(416)	143,275
Issuance of common stock for employee stock option exercises for cash	281,744	—	506	—	—	—	506
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	613,717	—	7,655	—	—	—	7,655
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	—	—	1,065	—	—	—	1,065
Follow-on offering - issuance of 5,345,000 shares at $22.00 per share, less closing costs of $7,141	5,345,000	—	110,449	—	—	—	110,449
Issuance of common stock for warrant exercise	63,600	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	(79,935)	—	(79,935)
Balance at December 31, 2019	34,110,995	3	363,012	—	(179,584)	(428)	183,003
Issuance of common stock for employee stock option exercises for cash	767,792	—	3,703	—	—	—	3,703
RSA issuances and forfeitures for terminations, net and stock-based compensation	405,907	—	11,792	—	—	—	11,792
Issuance of common stock for vesting of RSU and stock-based compensation	46,336	—	3,303	—	—	—	3,303
Follow-on offering - issuance of 4,600,000 shares at $32.50 per share, less closing costs of $9,013	4,600,000	1	140,486	—	—	—	140,487
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	(54,915)	—	(54,915)
Balance at December 31, 2020	39,931,030	$4	$522,296	$—	$(234,499)	$(431)	$287,370
See accompanying notes to consolidated financial statements.

Axonics Modulation Technologies, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net loss	$(54,915)	$(79,935)	$(32,483)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,741	1,191	946
Loss on disposal of property and equipment	41	—	—
Stock-based compensation	15,095	8,720	606
Amortization of debt issuance costs	774	873	338
Provision for doubtful accounts	390	75	—
Forgiveness of stock subscriptions receivable	—	—	1,824
Change in fair value of warrants	—	—	254
Other items	165	—	—
Changes in operating assets and liabilities
Accounts receivable	(10,781)	(7,527)	(427)
Inventory	(47,353)	(11,986)	(2,255)
Prepaid expenses and other current assets	(863)	(752)	(3,009)
Other assets	(90)	(299)	65
Accounts payable	4,778	2,446	1,820
Accrued liabilities	4,193	1,155	846
Accrued compensation and benefits	2,573	2,711	214
Lease liability	510	(126)	(109)
Net cash used in operating activities	(83,742)	(83,454)	(31,370)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,938)	(1,339)	(1,228)
Purchases of short-term investments	—	(36,404)	(78,122)
Proceeds from sales and maturities of short-term investments	12,592	83,030	19,300
Net cash provided by (used in) investing activities	9,654	45,287	(60,050)
Cash Flows from Financing Activities
Payment of debt issuance costs	—	—	(142)
Proceeds from debt	—	—	20,000
Proceeds from exercise of stock options	3,703	506	9
Proceeds from issuance of common stock upon follow-on public offering	149,500	117,590	—
Payment of common stock issuance costs upon follow-on public offering	(9,013)	(7,141)	—
Proceeds from issuance of common stock upon initial public offering	—	—	138,000
Payment of common stock issuance costs upon initial public offering	—	—	(11,951)
Proceeds from issuance of preferred stock and noncontrolling interest	—	—	20,098
Payment of preferred stock issuance costs	—	—	(199)
Repurchase of common stock	—	—	(473)
Net cash provided by financing activities	144,190	110,955	165,342
Effect of exchange rate changes on cash and cash equivalents	(3)	(12)	(14)
Net increase in cash and cash equivalents	70,099	72,776	73,908
Cash and cash equivalents, beginning of year	171,082	98,306	24,398
Cash and cash equivalents, end of year	$241,181	$171,082	$98,306
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,102	$1,436	$751
Cash paid for taxes	$1	$1	$1
Noncash Investing and Financing Activities
Common stock issuance on stock option exercises for promissory notes	$—	$—	$71
Warrants issued as debt issuance costs	$—	$—	$733
Accrued loan fees as debt issuance costs	$—	$—	$1,500
Forgiveness of stock subscriptions receivable	$—	$—	$1,824
See accompanying notes to consolidated financial statements.

AXONICS MODULATION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Axonics Modulation Technologies, Inc. (the Company), formerly American Restorative Medicine, Inc., was incorporated in the state of Delaware on March 2, 2012. The Company had no operations until October 1, 2013, when the license agreement between Alfred E. Mann Foundation for Scientific Research (AMF) and the Company (the License Agreement) was entered into. The Company is a medical technology company that has developed and is commercializing innovative and minimally invasive implantable neurostimulation systems. The Company has designed and developed the rechargeable sacral neuromodulation (SNM) system (r-SNM System), which delivers mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (OAB), urinary retention (UR) and fecal incontinence (FI). The r-SNM System is protected by intellectual property based on Company-generated innovations and patents and other intellectual property licensed from AMF. The Company has marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications. The premarket approval (PMA) application for the r-SNM System for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) on September 6, 2019, and the PMA application for the r-SNM System for the treatment of OAB and UR was approved by the FDA on November 13, 2019. Accordingly, the Company began U.S. commercialization of its r-SNM System in the fourth quarter of 2019. Prior to the fourth quarter of 2019, the Company derived revenue only from its international operations in select markets including England, the Netherlands and Canada, and its activities have consisted primarily of developing the r-SNM System, conducting its RELAX-OAB post-market clinical follow-up study in Europe, its ARTISAN-SNM pivotal clinical study in the United States and hiring and training its U.S. commercial team in preparation for the launch of the r-SNM System in the United States.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Axonics Europe, S.A.S., Axonics Modulation Technologies U.K. Limited and Axonics Modulation Technologies Australia Pty Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Certain prior year reported amounts have been reclassified to conform with the 2020 presentation.
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
Revenue Recognition
Revenue recognized during the years ended December 31, 2020, 2019, and 2018 relates entirely to the sale of our r-SNM System.
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
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.3 million and zero at December 31, 2020 and 2019, respectively. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the years ended December 31, 2020, 2019, and 2018, the replacement costs were $0.1 million, minimal, and zero, respectively.
Shipping and handling costs incurred for the delivery of goods to customers are included in cost of goods sold. Amounts billed to customers for shipping and handling are included in net revenue.
The following table provides additional information pertaining to net revenue disaggregated by geographic market for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$107,542	$8,376	$—
International markets	3,993	5,444	707
Total net revenue	$111,535	$13,820	$707
Allowance for Doubtful Accounts
The Company makes estimates of the collectability of accounts receivable. Upon adoption of ASU 2016-13, the Company did not recognize an adjustment to the beginning balance of retained earnings as the impact from adoption was not material. The Company’s estimate of future losses is made by management based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and reasonable forecasted economic trends. Despite the Company’s efforts to minimize credit risk exposure, clients could be adversely affected if future economic and industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on the Company’s clients are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience can differ significantly from historical collection trends. If the Company’s clients experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.

The following table summarizes the changes in our allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of period	$75	$—	$—
Bad debt expense	390	75	—
Balance at end of period	$465	$75	$—
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments purchased with an original maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. At times, the cash and cash equivalent balances may exceed federally insured limits. The Company does not believe that this results in any significant credit risk as the Company’s policy is to place its cash and cash equivalents in highly-rated financial institutions.
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
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income within the consolidated statement of comprehensive income (loss). There were no unrealized gains or losses during the years ended December 31, 2020, 2019, and 2018.
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
The Company had no outstanding investment securities as of December 31, 2020. The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value Measurements at December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$7,195	$—	$7,195
Corporate notes	2,018	—	—	2,018
U.S. government and agency securities	3,379	—	—	3,379
	$5,397	$7,195	$—	$12,592
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Costs and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of December 31, 2020 and 2019, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss. Accumulated other comprehensive loss consists entirely of losses or gains from translation of foreign subsidiaries at December 31, 2020 and 2019. Foreign currency transaction gains and losses are included in results of operations and have not been significant for the periods presented.
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
The Company analyzes inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its net realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of the r-SNM System is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to the Company’s inventory values. The Company also applies judgment related to the results of quality tests that are performed throughout the production process, as well as the understanding of regulatory guidelines, to determine if it is probable that inventory will be saleable. These quality tests are performed throughout the pre- and post-production processes, and the Company continually gathers information regarding product quality for periods after the manufacturing date. The r-SNM System currently has a maximum estimated shelf life range of 12 to 36 months and, based on sales forecasts, the Company expects to realize the carrying value of the product inventory. In the future, reduced demand, quality issues, or excess supply beyond those anticipated by management may result in a material adjustment to inventory levels, which would be recorded as an increase to cost of sales.
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
As of December 31, 2020, the Company had $42.1 million, $3.5 million, and $17.5 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, on hand net of minimal reserves. As of December 31, 2019, the Company had $7.0 million, $1.5 million and $7.2 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, on hand net of reserves of $0.1 million.
Customer and Vendor Concentration
As of December 31, 2020 and 2019, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of December 31, 2020 and 2019, there was one and no vendor, respectively, who accounted for over 10% of the Company’s consolidated accounts payable.
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

Leases
In accordance with ASU No. 2016-02, “Leases (Topic 842)”, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. Topic 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in Topic 842 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to the Company’s entire portfolio of leases.
Operating lease ROU asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate for a fully collateralized amortizing loan with the same maturity as the lease term, based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Research and Development
Research and development costs are charged to operations as incurred. Research and development costs include salary and personnel-related costs, costs of clinical studies and testing, supplies and materials, and outside consultant costs.
Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended December 31, 2020, 2019, and 2018, advertising expense totaled $2.9 million, $2.6 million and $1.1 million, respectively, and are recorded within the sales and marketing expenses in its consolidated statements of comprehensive loss.
Income Taxes
The Company accounts for income taxes using the asset and liability method to compute the difference between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has deferred tax assets. The realization of these deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income in future years. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company evaluates the recoverability of the deferred tax assets annually, and maintains a full valuation allowance on its deferred tax assets. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company is subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by the Company’s U.S. and foreign entities and are taxed accordingly. In the normal course of business, the Company is audited by federal, state and foreign tax authorities, and subject to inquiries from those tax authorities regarding the amount of taxes due. These inquiries may relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits, if any, in income tax expense.

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
The Company also grants shares of performance-based restricted stock units that typically vest after one year only if the Company has also achieved certain performance objectives as defined and approved by the Company’s board of directors. The fair value of performance awards are determined based on the Company’s stock price at the date of grant and expensed over the performance period based on the probability of achieving the performance objectives. In addition, the Company also grants market-based restricted stock units that have combined market conditions and service conditions for vesting, for which the Company uses the Monte Carlo valuation model to value equity awards (as of the date of grant).
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
For the years ended December 31, 2020, 2019, and 2018, there were 2,300,982, 1,737,430, and 9,192,127 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for annual periods beginning after December 15, 2019, which was the Company’s first quarter of fiscal year 2020. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which updates the methodology used to measure current expected credit losses (CECL). This guidance applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This guidance replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings (deficit) in the period of adoption. This guidance is effective for the Company as of January 1, 2020. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Income Taxes—Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step-up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. This guidance is effective for annual periods beginning after December 15, 2020, which is the Company’s first quarter of fiscal year 2021, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements or related disclosures.
Note 2. Property and Equipment
Property and equipment, net consists of the following (in thousands) at:

	December 31,
	2020	2019
Research and development equipment	$1,205	$1,086
Computer hardware and software	2,286	1,418
Tools and molds	1,404	1,303
Leasehold improvements	3,759	1,500
Furniture and fixtures	1,360	624
Construction in progress	129	176
	10,143	6,107
Less: accumulated depreciation and amortization	(3,815)	(3,060)
	$6,328	$3,047
Depreciation and amortization expense of property and equipment was $1.6 million, $1.1 million, and $0.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Note 3. Intangible Asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The intangible asset was recorded at its fair value of $1.0 million at the date contributed in 2013, which is the gross carrying amount of the intangible asset at December 31, 2020 and 2019. Accumulated amortization of the intangible asset is $0.8 million and $0.7 million at December 31, 2020 and 2019, respectively. The Company recorded expense for the amortization of intangible assets of $0.1 million during the years ended December 31, 2020, 2019, and 2018. The estimated future amortization expense as of December 31, 2020, is as follows (in thousands):

2021	$115
2022	81
$196
Note 4. Commitments and Contingencies
Operating Leases
In August 2014, the Company entered into a five-year operating lease for approximately 12,215 square feet of office space beginning on November 1, 2014, and expiring on October 31, 2019. In June 2019, the lease was amended to extend the expiration date to October 31, 2020 and in September 2020, the lease was amended to extend the expiration date to July 31, 2022. Upon the execution of the amendments, which were deemed to be a lease modification, the Company reassessed the lease liability using the discount rate at the modification date and recorded ROU assets for the same amount. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term.
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
In August 2020, the Company entered into a 38-month operating lease (the New Lease) for approximately 5,693 square feet of warehouse space beginning on October 15, 2020 and expiring on December 31, 2023 (the Initial Term). The Company uses these premises for general warehouse space.
During the years ended December 31, 2020, 2019, and 2018, ROU assets obtained in exchange for new operating lease liabilities were $3.8 million, $1.5 million, and $3.3 million, respectively. As of December 31, 2020 and 2019, the ROU asset has a balance of $7.1 million and $4.2 million, respectively. The operating lease ROU asset is included within the Company’s other non-current assets, and lease liabilities are included in current or noncurrent liabilities on the Company’s consolidated balance sheets. During the years ended December 31, 2020, 2019, and 2018, cash paid for amounts included in operating lease liabilities were $1.5 million, $0.9 million, and $0.5 million, respectively. Amortization of the ROU asset was $0.9 million, $0.4 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, the weighted-average remaining lease term for the Company’s operating leases were 6.6 years and 7.8 years, respectively. The weighted-average discount rate used to determine the present value of the Company’s operating leases’ future payments was 6.7% and 7.25%, respectively.

Total lease cost for the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands):

	December 31,
	2020	2019	2018
Lease cost
Operating lease cost	$1,991	$1,031	$518
Short-term lease cost	95	177	154
Variable lease cost	179	138	6
Total lease cost	$2,265	$1,346	$678
Maturities of operating lease liabilities as of December 31, 2020, are as follows (in thousands):

2021	$1,945
2022	1,905
2023	1,803
2024	1,776
2025	1,850
Thereafter	3,862
13,141
Less: imputed interest	(2,707)
10,434
Less: operating lease liability, current portion	(1,280)
Operating lease liability, net of current portion	$9,154
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty will automatically increase each year after 2018, subject to a maximum amount of $200,000 per year. The Company generated net revenue of $111.5 million, $13.8 million, and $0.7 million during the years ended December 31, 2020, 2019, and 2018, respectively, and recorded related royalties of $4.4 million, $0.6 million, and $0.1 million during the years ended December 31, 2020, 2019, and 2018, respectively. Royalty expense is included in operating expenses in the consolidated statements of comprehensive loss. Accrued royalty of $1.4 million and $0.4 million as of December 31, 2020 and 2019, respectively, is included within accrued liabilities on the Company’s consolidated balance sheets.
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
On March 16, 2020, the Company filed seven petitions before the United States Patent and Trademark Office (USPTO) requesting inter partes review (IPR) to contest the validity of each of the Medtronic patents that Medtronic has alleged are being infringed by the Company. In September 2020, the USPTO decided that it will accept or “institute” the IPR process for six of the seven patents, finding that the Company had demonstrated a reasonable likelihood that at least one, if not all, of the claims of these six patents are invalid. The Company is currently in the IPR discovery process. The USPTO will usually render a decision on the validity of contested patents within twelve months of instituting the review. The Company filed a motion to stay the proceedings before the United States District Court for the Central District of California pending resolution of the IPR process. The Company’s motion was granted by the court on May 8, 2020.
In addition to the Medtronic Litigation, the Company is and may continue to be involved in claims, legal proceedings, and investigations arising out of its operations in the normal course of business.
Note 5. Long-Term Debt
In February 2018, the Company entered into the Loan and Security Agreement (the Loan Agreement), with Silicon Valley Bank, providing for a term loan (the Term Loan). Pursuant to the Loan Agreement, the Company may request up to $20.0 million in three tranches of term loans with such drawn obligations maturing on June 1, 2021. The Company requested $10.0 million from the first tranche, simultaneously with the entry into the Loan Agreement, which is currently outstanding. The Company may request (a) an additional $5.0 million (Tranche B), after the date commencing on the later of (i) the date that the Company achieves positive three-month results in the Company’s ARTISAN-SNM pivotal study, as confirmed to Silicon Valley Bank by a member of the Company’s management team and a member of its board of directors, and (ii) July 1, 2018, and ending on December 31, 2018 and (b) another $5.0 million (Tranche C), after the date commencing on the later of (i) the date that Silicon Valley Bank receives evidence, in form and substance reasonably satisfactory to Silicon Valley Bank, that the Company has received its pre-market approval (PMA) in the United States for its r-SNM System or gross proceeds from the sale of its equity securities of not less than $20.0 million, and (ii) January 1, 2019, and ending on March 31, 2019, subject to certain terms and conditions. If either Tranche B or Tranche C is drawn, then the maturity of the Term Loan is automatically extended to December 1, 2021.
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
The Company may prepay amounts outstanding under the Term Loan in increments of $5.0 million at any time with 30 days prior written notice to Silicon Valley Bank. However, all prepayments of the Term Loan prior to maturity, whether voluntary or mandatory (acceleration or otherwise), are also subject to the payment of a prepayment fee equal to (i) for a prepayment made on or after the closing date through and including the first anniversary of the closing date, 3.00% of the principal amount of the Term Loan being prepaid, (ii) for a prepayment made after the date which is the first anniversary of the closing date through and including the second anniversary of the closing date, 2.00% of the principal amount of the Term Loan being prepaid, and (iii) for a prepayment made after the date which is the second anniversary of the closing date and before the maturity date, 1.00% of the principal amount of the Term Loan being prepaid. Additionally, on the earliest to occur of (i) the maturity date of the Term Loan, (ii) the acceleration of the Term Loan, or (iii) the prepayment of the Term Loan, the Company will be required to make a final payment equal to the original principal amount of such tranche multiplied by 7.50%. The Company accrued the portion of the final payment calculated based on the amount outstanding under the Term Loan.
All obligations under the Term Loan are secured by a first priority lien on substantially all of the Company’s assets, excluding intellectual property assets and more than 65% of the shares of voting capital stock of any of its foreign subsidiaries. The Company has agreed with Silicon Valley Bank not to encumber its intellectual property assets without Silicon Valley Bank’s prior written consent unless a security interest in the underlying intellectual property is necessary to have a security interest in the accounts and proceeds that are part of the assets securing the Term Loan, in which case the Company’s intellectual property shall automatically be included within the assets securing the Term Loan. As of December 31, 2020, the Company was in compliance with all debt covenant requirements under the Term Loan.
Debt, net of unamortized debt issuance costs, consists of the following (in thousands) at:

	December 31,
	2020	2019
Debt, principal	$20,000	$20,000
Accrued loan fees	1,500	1,500
Debt, total	21,500	21,500
Less: unamortized debt issuance costs	(390)	(1,164)
Debt, net of unamortized debt issuance costs	$21,110	$20,336

Expected future principal payments for the term loan as of December 31, 2020, are as follows (in thousands):

2021	$21,500
$21,500
All obligations under the Term Loan, including accrued interest, prepayment fees, and the minimum final payment, consisting of a 7.5% premium principal amount, were repaid in full in January 2021 (see Note 11).
Note 6. Stockholders’ Equity
Preferred Stock

Prior to the IPO, the Company had outstanding 12,219,315 shares of convertible preferred stock. Upon closing of the Company’s IPO on October 31, 2018, all shares of outstanding convertible preferred stock were automatically converted to 15,813,297 shares of the Company’s common stock. As of December 31, 2020, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share.
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

Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$3,457	$1,725	$197
General and administrative	5,852	3,950	361
Sales and marketing	5,786	3,045	48
	$15,095	$8,720	$606
Stock Option Activity
    2014 Stock Option Plan
In 2014, the Company established its 2014 Stock Option Plan (the 2014 Plan), which provides for the granting of stock options to employees, directors, and consultants of the Company. As of December 31, 2020 and 2019, a total of 3,131,624 and 3,156,295 shares have been reserved for issuance under the 2014 Plan, respectively. As of December 31, 2020 and 2019, there were no shares available for grant under the 2014 Plan. The 2018 Omnibus Incentive Plan was adopted upon our IPO and replaced the 2014 Stock Option Plan for future grants.
    2018 Omnibus Incentive Plan
On October 18, 2018, the Company adopted the 2018 Omnibus Incentive Plan (the 2018 Plan), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which it competes. The 2018 Plan provides for awards based on shares of the Company’s common stock. Subject to adjustment by the Company’s board of directors, the total number of shares authorized to be awarded under the 2018 Plan may not exceed 4,562,317. As of December 31, 2020 and 2019, there were 1,678,326 and 1,965,500 shares available for grant under the 2018 Plan, respectively.
The Company had shares of common stock reserved for future issuance as follows at:

	December 31,
	2020	2019
Options outstanding under the 2014 Plan	501,598	1,126,140
Options and restricted stock-based awards outstanding under the 2018 Plan	2,477,929	2,560,232
Options and restricted stock-based awards remaining under the 2018 Plan for future issuance	1,678,326	1,965,500
	4,657,853	5,651,872
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

The option awards issued under the 2014 and 2018 Plans were measured based on fair value. The Company’s fair value calculations were made using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2020	2019	2018
Expected term (in years)	6.05	5.07 - 6.16	5.00 - 6.96
Stock volatility	72.01%	70.02% - 77.52%	68.04% - 77.03%
Risk-free interest rate	1.37%	1.42% - 2.56%	2.26% - 3.07%
Dividend rate	—	—	—
The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. The weighted-average grant date fair value of options granted was $18.56, $13.79, and $3.62 for the years ended December 31, 2020, 2019, and 2018 respectively.
As of December 31, 2020 and 2019, there was $11.6 million and $19.5 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.4 years and 3.2 years, respectively.

The following table summarizes stock option activity under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2017	903,857	$1.18
Options granted	668,380	3.55
Options exercised	(55,840)	1.47	$23	(1)
Options forfeited	(2,050)	1.23
Outstanding at December 31, 2018	1,514,347	2.22
Options granted	1,671,044	21.28
Options exercised	(281,744)	1.79	$7,386	(1)
Options forfeited	(56,546)	13.43
Outstanding at December 31, 2019	2,847,101	13.22
Options granted	5,000	29.03
Options exercised	(767,792)	5.05	$25,066	(1)
Options forfeited	(129,066)	20.20
Outstanding at December 31, 2020	1,955,243	$16.01	$66,302	(2)
Options exercisable at December 31, 2020	906,457	$14.30	$32,287	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of 2020 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2020. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable is 7.7 years and 7.6 years at December 31, 2020 and 2019, respectively.
Restricted Shares Awards Activity
As of December 31, 2020 and 2019, there was $22.6 million and $11.8 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 3.3 years and 3.3 years, respectively.

The following table summarizes restricted shares awards activity:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2017	—	$—
Restricted shares awards granted	50,000	14.48
Outstanding at December 31, 2018	50,000	14.48
Restricted shares awards granted	580,667	24.08
Restricted shares awards vested	(27,551)	18.80
Restricted shares awards forfeited	(16,950)	21.09
Outstanding at December 31, 2019	586,166	23.59
Restricted shares awards granted	502,500	37.68
Restricted shares awards vested	(174,890)	23.29
Restricted shares awards forfeited	(96,593)	28.83
Outstanding at December 31, 2020	817,183	$31.70
Restricted Stock Units Activity
As of December 31, 2020 and 2019, there was $1.2 million and $4.3 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.9 years and 1.5 years, respectively.
The following table summarizes restricted stock units activity:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2018	—	$—
Restricted stock units granted	248,104	21.48
Outstanding at December 31, 2019	248,104	21.48
Restricted stock units granted	8,000	29.03
Restricted stock units vested	(46,336)	14.19
Restricted stock units forfeited	(2,667)	14.19
Outstanding at December 31, 2020	207,101	$23.49
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
On July 16, 2019, the Company issued and sold 32,529 shares of its common stock to SVB Financial Group (SVB) in connection with the exercise by SVB of its right to purchase 40,000 shares of its common stock under that certain warrant, dated as of February 6, 2018. The exercise price per share was $7.50, and was paid by SVB via forfeiture of shares pursuant to a cashless exercise provision in the warrant.
On May 29, 2019, the Company issued and sold 31,071 shares of its common stock to Life Science Loans II, LLC (Life Science Loans) in connection with the exercise by Life Science Loans of its right to purchase 40,000 shares of its common stock under that certain warrant, dated as of February 6, 2018. The exercise price per share was $7.50, and was paid by Life Science Loans via forfeiture of shares pursuant to a cashless exercise provision in the warrant.
No warrants were outstanding at December 31, 2020.
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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows (in thousands) as of:

	December 31,
	2020	2019
Compensation accruals	$592	$404
Depreciation and amortization	145	48
Lease liability	901	252
Net operating loss carryforwards	59,176	41,564
Other	4,438	3,752
Total deferred tax assets	65,252	46,020
Less: valuation allowance	(65,252)	(46,020)
Total net deferred tax assets	$—	$—
At December 31, 2020, the Company had federal and California net operating loss (NOL) carryforwards of approximately $213.5 million. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), use of the Company’s NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling three-year period. The Company performed an analysis of changes in ownership for purposes of these Internal Revenue Code sections. Based on the study performed in 2020, the Company determined that an ownership change occurred in 2014, 2018 and 2019. The total reduction to the net operating loss carryforwards and R&D credit was $12.2 million and $1.5 million, respectively. The total reduction of the net operating loss carryforwards was offset by valuation allowance, and there was no impact to tax expense related to the limitation. Future ownership changes could impact the Company’s ability to utilize NOL carryforwards. The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2020 and 2019. The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred income tax assets will not be realized. The valuation allowance increased by $19.2 million for the year ended December 31, 2020, from $46.0 million to $65.3 million. During fiscal year 2020, we corrected the prior year balance of deferred tax assets relating to tax loss carryforwards as well as the valuation allowance related to those assets by an equal and offsetting amount. As a result, the tax loss carryforwards and valuation allowance previously reported as of December 31, 2019 have both been decreased in the table above by $3.9 million and corresponding revisions have been made to the prior year tax benefit reconciliation. These immaterial adjustments to the disclosures had no effect on the consolidated balance sheets, statements of operations and cash flows for any periods presented. The Company’s NOL carryforwards were generated from domestic operations. The federal NOLs from the 2013-2017 tax years will expire between 2033 and 2037 and NOLs from 2018-2020 will carryover indefinitely. The state NOLs will expire between 2033 and 2039. Under California Assembly Bill 85, effective June 29, 2020, net operating loss deductions were suspended for tax years beginning in 2020, 2021, and 2022 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. The Company applies the provisions of FASB Accounting Standards Codification (ASC 740-10), “Accounting for Uncertainty in Income Taxes.” ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on a tax return. The Company had unrecognized tax benefits of $2.5 million and none as of December 31, 2020 and 2019, respectively, of which $2.5 million and none, respectively, if recognized would not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance. The Company does not believe that the amount of unrecognized tax benefits will change significantly in the next 12 months. There were no interest or penalties to be recognized for the tax years ended December 31, 2020, 2019, and 2018.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2019 and 2018	$—
Deductions based on tax positions related to prior years	—
Additions based on tax positions related to the current year	2,491
Balance at December 31, 2020	$2,491
The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	7.0%	7.0%	7.0%
Excess tax benefits related to stock-based compensation	10.3%	(1.0)%	(0.4)%
Section 382 Limitation	—%	(5.0)%	—%
R&D tax credit 100% reserve	(4.5)%	—%	—%
Change in valuation allowance	(36.8)%	(21.5)%	(27.4)%
Other	3.0%	(0.5)%	(0.2)%
Effective tax rate	—%	—%	—%
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
Note 9. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the years ended December 31, 2020, 2019, and 2018, the Company contributions to the plan amounted to $1.6 million, $1.1 million, and $0.3 million, respectively.
Note 10. Related Party Transactions
The Company has a License Agreement and corresponding royalties incurred with AMF, which is also a stockholder of the Company. For additional information, see Note 4.
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

Note 11. Subsequent Events
Pay-off of Loan Agreement Maturing December 2021
In January 2021, the principal amount, accrued interest, accrued loan fees, and prepayment fees related to the Term Loan were paid in full. The unamortized debt issuance costs of $0.4 million as of December 31, 2020 will be expensed and recognized as interest expense during the three months ending March 31, 2021.
Acquisition of Contura Limited
In February 2021, the Company acquired London-based Contura Limited (Contura) and its flagship product, Bulkamid, for total consideration of $200 million in cash and stock, and a potential future milestone payment of $35 million. Total upfront consideration is comprised of approximately $141.3 million paid in cash and the issuance of 1,096,583 shares of stock. The Company also entered into a manufacturing agreement for the supply of the Bulkamid hydrogel. The Company has rights to a technology transfer after June 30, 2022 that would enable the Company to insource the manufacturing of Bulkamid. The initial accounting for the business combination, including the estimated fair value of assets and liabilities acquired, is incomplete as a result of the timing of the acquisition.
Loan and Security Agreement with Silicon Valley Bank
In February 2021, the Company entered into a $75 million term loan with Silicon Valley Bank (the Loan) maturing February 2024. The Loan provides for monthly interest payments through August 2022, and monthly principal and interest payments from September 2022 through maturity. Outstanding principal balances under the Loan bear interest at the greater of (i) prime rate plus 5.75% or (ii) 9.00%. The Company will be required to make a final payment equal to the original principal amount multiplied by 6.00%.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2020. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Axonics Modulation Technologies, Inc.
Irvine, California

Opinion on Internal Control over Financial Reporting
We have audited Axonics Modulation Technologies, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, the consolidated statement of mezzanine equity for the year ended December 31, 2018, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Costa Mesa, California
March 1, 2021

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2020 and delivered to stockholders in connection with our 2021 annual meeting of stockholders.
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

AXONICS MODULATION TECHNOLOGIES, INC.
Date: March 1, 2021	By:	/s/ Raymond W. Cohen
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

Date: March 1, 2021	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 1, 2021	By:	/s/ Dan L. Dearen
Dan L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 1, 2021	By:	/s/ Michael H. Carrel
Michael H. Carrel
Chairman of the Board and Director

Date: March 1, 2021	By:	/s/ Jane E. Kiernan
Jane E. Kiernan
Director

Date: March 1, 2021	By:	/s/ Robert E. McNamara
Robert E. McNamara
Director

Date: March 1, 2021	By:	/s/ Nancy Snyderman, M.D., FACS
Nancy Snyderman, M.D., FACS
Director

Date: March 1, 2021	By:	/s/ David M. Demski
David M. Demski
Director