Form 10-Q
period 2021-03-31
Axonics, Inc.
filed 2021-05-07
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38721
_________________________________________________________________
Axonics, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 3, 2021, 41,903,986 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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
•successful integration of acquired operations into out ongoing business;
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
•economic and market conditions in general and in the medical technology industry, specifically, including the size and growth, if any, of the market, and issuance of securities analysts’ reports or recommendations;
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
Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “Axonics,” “our company,” “we,” “us” and “our” refer to Axonics, Inc. and our consolidated subsidiaries.
This Quarterly Report on Form 10-Q includes our trademarks and trade names, including, without limitation, r-SNM®, Axonics SNM System® and Bulkamid®, which are our property and are protected under applicable intellectual property laws. This Quarterly Report on Form 10-Q also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Part I—Financial Information
Item 1.    Condensed Consolidated Financial Statements (unaudited)
Axonics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$130,962	$241,181
Accounts receivable, net of allowance for doubtful accounts of $412 and $465 at March 31, 2021 and December 31, 2020, respectively	21,509	18,270
Inventory, net	71,243	63,060
Prepaid expenses and other current assets	4,658	5,435
Total current assets	228,372	327,946
Property and equipment, net	6,048	6,328
Intangible assets, net	115,023	196
Other assets	8,145	7,736
Goodwill	87,382	—
Total assets	$444,970	$342,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,446	$10,660
Accrued liabilities	5,868	6,684
Accrued compensation and benefits	5,348	5,948
Operating lease liability, current portion	1,362	1,280
Debt, net of unamortized debt issuance costs, current portion	22	21,110
Total current liabilities	24,046	45,682
Operating lease liability, net of current portion	8,849	9,154
Debt, net of unamortized debt issuance costs, net of current portion	75,171	—
Other long-term liabilities	6,750	—
Total liabilities	114,816	54,836
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001, 50,000,000 shares authorized at March 31, 2021 and December 31, 2020; 41,827,068 and 39,931,030 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	589,785	522,296
Accumulated deficit	(257,002)	(234,499)
Accumulated other comprehensive loss	(2,633)	(431)
Total stockholders’ equity	330,154	287,370
Total liabilities and stockholders’ equity	$444,970	$342,206
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Sacral neuromodulation net revenue	$32,903	$26,296
Bulkamid net revenue	1,470	—
Total net revenue	34,373	26,296
Cost of goods sold	13,974	9,895
Gross profit	20,399	16,401
Operating Expenses
Research and development	9,369	6,855
General and administrative	6,626	7,653
Sales and marketing	20,928	16,569
Amortization of intangible assets	678	29
Acquisition-related costs	4,414	—
Total operating expenses	42,015	31,106
Loss from operations	(21,616)	(14,705)
Other Income (Expense)
Interest income	8	642
Interest and other expense	(1,450)	(552)
Other (expense) income, net	(1,442)	90
Loss before income tax (benefit) expense	(23,058)	(14,615)
Income tax (benefit) expense	(555)	1
Net loss	(22,503)	(14,616)
Foreign currency translation adjustment	(2,202)	(177)
Comprehensive loss	$(24,705)	$(14,793)

Net loss per share, basic and diluted (see Note 1)	$(0.57)	$(0.43)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	39,613,964	33,637,646
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2020	39,931,030	$4	$522,296	$(234,499)	$(431)	$287,370
Issuance of common stock for employee stock option exercises for cash	206,507	—	2,821	—	—	2,821
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	358,300	—	3,809	—	—	3,809
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	169,054	—	1,494	—	—	1,494
Issuance of common stock for acquisition of Contura Holdings Limited	1,096,583	—	55,728	—	—	55,728
Issuance of common stock for exclusive license asset	65,594	—	3,637	—	—	3,637
Foreign currency translation adjustment	—	—	—	—	(2,202)	(2,202)
Net loss	—	—	—	(22,503)	—	(22,503)
Balance at March 31, 2021	41,827,068	$4	$589,785	$(257,002)	$(2,633)	$330,154

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2019	34,110,995	$3	$363,012	$(179,584)	$(428)	$183,003
Issuance of common stock for employee stock option exercises for cash	181,456	—	344	—	—	344
RSA issuances and forfeitures for terminations, net and stock-based compensation	171,875	—	3,039	—	—	3,039
Issuance of common stock for vesting of RSU and stock-based compensation	46,336	—	883	—	—	883
Foreign currency translation adjustment	—	—	—	—	(177)	(177)
Net loss	—	—	—	(14,616)	—	(14,616)
Balance at March 31, 2020	34,510,662	$3	$367,278	$(194,200)	$(605)	$172,476
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(22,503)	$(14,616)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,133	380
Stock-based compensation	5,303	3,922
Amortization of debt issuance costs	567	235
Provision for doubtful accounts	(65)	514
Other items, net	(577)	—
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(1,480)	(13,405)
Inventory	(7,193)	(3,571)
Prepaid expenses and other current assets	860	223
Other assets	(100)	228
Accounts payable	914	1,558
Accrued liabilities	(1,569)	936
Accrued compensation and benefits	(915)	128
Lease liability	42	161
Net cash used in operating activities	(25,583)	(23,307)
Cash Flows from Investing Activities
Purchases of property and equipment	(123)	(714)
Acquisition of a business, net of cash acquired	(140,741)	—
Proceeds from sales and maturities of short-term investments	—	12,592
Net cash (used in) provided by investing activities	(140,864)	11,878
Cash Flows from Financing Activities
Payment of debt issuance costs	(106)	—
Proceeds from debt	75,000	—
Repayment of debt	(21,500)	—
Proceeds from exercise of stock options	2,821	344
Net cash provided by financing activities	56,215	344
Effect of exchange rate changes on cash and cash equivalents	13	(177)
Net decrease in cash and cash equivalents	(110,219)	(11,262)
Cash and cash equivalents, beginning of year	241,181	171,082
Cash and cash equivalents, end of period	$130,962	$159,820
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$170	$329
Cash paid for taxes	$—	$—
Noncash Investing and Financing Activities
Common stock issuance for business acquisition	$55,728	$—
Contingent consideration for business acquisition	$6,750	$—
Common stock issuance for exclusive license asset	$3,637	$—
Accrued loan fees as debt issuance costs	$4,500	$—
See accompanying notes to unaudited condensed consolidated financial statements.

AXONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Axonics, Inc. (the Company) was incorporated in the state of Delaware on March 2, 2012 under the name American Restorative Medicine, Inc. In August 2013, we changed our name to Axonics Modulation Technologies, Inc. In March 2021, we changed our name to Axonics, Inc. The Company had no operations until October 1, 2013, when the license agreement between Alfred E. Mann Foundation for Scientific Research (AMF) and the Company (the License Agreement) was entered into. The Company is a medical technology company that has developed and is commercializing innovative and minimally invasive implantable neurostimulation systems. The Company has designed and developed the rechargeable sacral neuromodulation (SNM) system (r-SNM System), which delivers mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (OAB), urinary retention (UR) and fecal incontinence (FI). The r-SNM System is protected by intellectual property based on Company-generated innovations and patents and other intellectual property licensed from AMF. The Company has marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications. The premarket approval (PMA) application for the r-SNM System for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) on September 6, 2019, and the PMA application for the r-SNM System for the treatment of OAB and UR was approved by the FDA on November 13, 2019. Accordingly, the Company began U.S. commercialization of its r-SNM System in the fourth quarter of 2019. Prior to the fourth quarter of 2019, the Company derived revenue only from its international operations in select markets including England, the Netherlands and Canada, and its activities have consisted primarily of developing the r-SNM System, conducting its RELAX-OAB post-market clinical follow-up study in Europe, its ARTISAN-SNM pivotal clinical study in the United States and hiring and training its U.S. commercial team in preparation for the launch of the r-SNM System in the United States.
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
Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Axonics Europe, S.A.S., Axonics Modulation Technologies U.K. Limited, Axonics Modulation Technologies Australia Pty Ltd, Axonics Women’s Health Limited, Bulkamid SARL, and Axonics GmbH. Intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
    Interim Financial Statements
The interim condensed consolidated financial statements and related footnote disclosures as of and for the three months ended March 31, 2021 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2021 in accordance with United States (U.S.) generally accepted accounting principles (GAAP), however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed with the SEC on March 1, 2021).

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
Revenue Recognition
Revenue recognized during the three months ended March 31, 2021 and 2020 relates entirely to the sale of our r-SNM System and Bulkamid.
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

In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.2 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three months ended March 31, 2021 and March 31, 2020, the replacement costs were $0.1 million and minimal, respectively.
Shipping and handling costs incurred for the delivery of goods to customers are included in cost of goods sold. Amounts billed to customers for shipping and handling are included in net revenue.
The following table provides additional information pertaining to net revenue disaggregated by geographic market for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$32,323	$25,046
International markets	2,050	1,250
Total net revenue	$34,373	$26,296
Allowance for Doubtful Accounts
The Company makes estimates of the collectability of accounts receivable. Upon adoption of ASU 2016-13 effective January 1, 2020, the Company did not recognize an adjustment to the beginning balance of retained earnings as the impact from adoption was not material. The Company’s estimate of future losses is made by management based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and reasonable forecasted economic trends. Despite the Company’s efforts to minimize credit risk exposure, clients could be adversely affected if future economic and industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on the Company’s clients are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience can differ significantly from historical collection trends. If the Company’s clients experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.
The following table summarizes the changes in our allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$465	$75
Write-offs	12	—
Bad debt expense	(65)	514
Balance at end of period	$412	$589
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
The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill. We utilize Level 3 inputs in the determination of the initial fair value.
Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained. The fair value of contingent consideration is recorded in business acquisition liabilities on our condensed consolidated balance sheets.
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income within the condensed consolidated statement of comprehensive income (loss). There were no unrealized gains or losses during the three months ended March 31, 2021 and 2020.
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

The Company had no outstanding investment securities as of March 31, 2021 and December 31, 2020.
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Costs and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of March 31, 2021 and December 31, 2020, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss. Accumulated other comprehensive loss consists entirely of losses or gains from translation of foreign subsidiaries at March 31, 2021 and December 31, 2020.
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
Products that have been approved by certain regulatory authorities may also be used in clinical programs to assess the safety and efficacy of the products for usage that have not been approved by the FDA or other regulatory authorities. The form of product utilized for both commercial and certain clinical programs that are identical are included as inventory with an “alternative future use” as defined in authoritative guidance. Component materials and purchased products associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use.”
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
As of March 31, 2021, the Company had $38.9 million, $13.4 million and $18.9 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively. Reserves were de minimus as of March 31, 2021. As of December 31, 2020, the Company had $42.1 million, $3.5 million and $17.5 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively. Reserves were de minimus as of December 31, 2020.
Customer and Vendor Concentration
As of March 31, 2021 and December 31, 2020, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of March 31, 2021 and December 31, 2020, was zero and one vendor, respectively, who accounted for over 10% of the Company’s consolidated accounts payable.
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
Goodwill
Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. During the three months ended March 31, 2021, we did not record any impairment charges related to goodwill.
Intangible Assets
Patent license asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the IPO, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. Accumulated amortization of this intangible asset is $0.8 million at March 31, 2021 and December 31, 2020. The amortization of this intangible asset was minimal during the three months ended March 31, 2021 and 2020. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 10.
Exclusive license asset
The intangible asset represents exclusive rights of existing technologies and development services from MST entered into on March 2, 2021. The agreement was provided in exchange for 65,594 shares of common stock, $0.0001 par value, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the condensed consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. There was no amortization of this intangible asset recorded during the three months ended March 31, 2021. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 10.
Contura acquisition
The intangible assets represent technology, trade names and trademarks, and customer relationships acquired from Contura on February 25, 2021. For additional information, see Notes 9 and 10.

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
Advertising Expense
The Company expenses advertising costs as they are incurred. During the three months ended March 31, 2021 and 2020, advertising expense totaled $1.4 million and $0.4 million, respectively, and are recorded within the sales and marketing expenses in its consolidated statements of comprehensive loss.
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
For the three months ended March 31, 2021 and 2020, there were 2,488,284 and 2,288,736 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Income Taxes—Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step-up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. This guidance is effective for annual periods beginning after December 15, 2020, which was the Company’s first quarter of fiscal year 2021, with early adoption permitted. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.

Note 2. Property and Equipment
Property and equipment, net consists of the following (in thousands) at:

	March 31,	December 31,
	2021	2020
Research and development equipment	$1,261	$1,205
Computer hardware and software	2,307	2,286
Tools and molds	1,439	1,404
Leasehold improvements	3,759	3,759
Furniture and fixtures	1,432	1,360
Construction in progress	120	129
	10,318	10,143
Less: accumulated depreciation and amortization	(4,270)	(3,815)
	$6,048	$6,328
Depreciation and amortization expense of property and equipment was $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
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
During the three months ended March 31, 2021 and 2020, ROU assets obtained in exchange for new operating lease liabilities were $0.1 million and $3.0 million, respectively. As of March 31, 2021 and December 31, 2020, the ROU asset has a balance of $6.9 million and $7.1 million, respectively. The operating lease ROU asset is included within the Company’s other non-current assets, and lease liabilities are included in current or noncurrent liabilities on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2021 and 2020, cash paid for amounts included in operating lease liabilities were $0.5 million and $0.3 million, respectively. Amortization of the ROU asset was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021 and December 31, 2020, the weighted-average remaining lease term for the Company’s operating leases were 6.4 years and 6.6 years, respectively. The weighted-average discount rate used to determine the present value of the Company’s operating leases’ future payments was 6.7% as of March 31, 2021 and December 31, 2020.
Total lease cost for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease cost
Operating lease cost	$525	$491
Short-term lease cost	23	39
Variable lease cost	47	23
Total lease cost	$595	$553
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty will automatically increase each year after 2018, subject to a maximum amount of $200,000 per year. The Company generated net SNM revenue of $32.9 million and $26.3 million during the three months ended March 31, 2021 and 2020, respectively, and recorded related royalties of $1.3 million and $1.0 million during the three months ended March 31, 2021 and 2020, respectively. Royalty expense is included in operating expenses in the condensed consolidated statements of comprehensive loss. Accrued royalty of $1.3 million and $1.4 million as of March 31, 2021 and December 31, 2020, respectively, is included within accrued liabilities on the Company’s condensed consolidated balance sheets.

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
Note 4. Long-Term Debt
In January 2021, the principal amount, accrued interest, accrued loan fees, and prepayment fees related to the term loan under the Loan and Security Agreement with Silicon Valley Bank entered into in February 2018, were paid in full. The unamortized debt issuance costs of $0.4 million as of December 31, 2020 was expensed and recognized as interest expense during the three months ending March 31, 2021.
On February 25, 2021, the Company entered into the Loan and Security Agreement with Silicon Valley Bank, as the administrative agent and collateral agent for the lenders, under which the Company obtained a loan in the principal amount of $75 million pursuant to the Loan, which remains outstanding as of March 31, 2021. The Loan under the Loan and Security Agreement matures on February 1, 2024 (the Maturity Date), unless earlier accelerated upon an event of default. The Loan bears interest at a floating per annum rate equal to the greater of (a) 9.00% and (b) 5.75% above the current prime rate, with only interest due and payable monthly until September 1, 2022, at which time interest and principal will be due and payable monthly in equal monthly payments. The Loan and Security Agreement also sets out that the Loan is subject to a final payment fee equal to 6.00% of the aggregate principal amount of the Loan.
The Company may prepay amounts outstanding under the Loan and Security Agreement at any time with 5 days prior written notice to Silicon Valley Bank. In the event that the Company elects to prepay the Loan prior to the Maturity Date, the Company is required to pay a fee in the amount of (a) 2.00% of the outstanding principal balance if such prepayment occurs prior to February 25, 2022 or (b) 1.00% of the outstanding principal balance if such prepayment occurs on or after February 25, 2022. The Company incurred $4.6 million in debt issuance costs, which are amortized on an effective interest method through the Maturity Date.

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
All obligations under the Term Loan are secured by a first priority lien on substantially all of the Company’s assets, excluding intellectual property assets and more than 65% of the shares of voting capital stock of any of its foreign subsidiaries. The Company has agreed with Silicon Valley Bank not to encumber its intellectual property assets without Silicon Valley Bank’s prior written consent unless a security interest in the underlying intellectual property is necessary to have a security interest in the accounts and proceeds that are part of the assets securing the Term Loan, in which case the Company’s intellectual property shall automatically be included within the assets securing the Term Loan. As of March 31, 2021, the Company was in compliance with all debt covenant requirements under the Term Loan.
Debt, net of unamortized debt issuance costs, consists of the following (in thousands) at:

	March 31,	December 31,
	2021	2020
Debt, principal	$75,117	$20,000
Accrued loan fees	4,500	1,500
Debt, total	79,617	21,500
Less: unamortized debt issuance costs	(4,424)	(390)
Debt, net of unamortized debt issuance costs	75,193	21,110
Less: debt, net of unamortized debt issuance costs, current portion	(22)	(21,110)
Debt, net of unamortized debt issuance costs, net of current portion	$75,171	$—
Note 5. Stock-based Compensation
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,329	$786
General and administrative	1,685	1,741
Sales and marketing	2,289	1,395
	$5,303	$3,922

Stock Option Activity
The option awards issued under the 2014 Stock Option Plan (the 2014 Plan) and the 2018 Omnibus Incentive Plan (the 2018 Plan) were measured based on fair value. The Company’s fair value calculations were made using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	5.46 - 6.00	6.05
Stock volatility	63.49%	72.01%
Risk-free interest rate	0.53% - 1.16%	1.37%
Dividend rate	—	—
The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were 36,000 stock option grants for the three months ended March 31, 2021. The weighted-average grant date fair value of options granted was $32.89 and $18.56 for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021 and December 31, 2020, there was $11.2 million and $11.6 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.3 years and 2.4 years, respectively.
The following table summarizes stock option activity for the three months ended March 31, 2021 under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,955,243	$16.01
Options granted	36,000	57.62
Options exercised	(206,507)	12.83	$8,976	(1)
Options forfeited	(11,501)	22.75
Outstanding at March 31, 2021	1,773,235	$17.18	$75,733	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of the first quarter of 2021 and the stock option exercise price, multiplied by the number of in-the-money options as of March 31, 2021. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable is 7.6 years and 7.7 years at March 31, 2021 and December 31, 2020, respectively.

Restricted Shares Awards Activity
As of March 31, 2021 and December 31, 2020, there was $39.6 million and $22.6 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 3.5 years and 3.3 years, respectively.
The following table summarizes restricted shares awards activity for the three months ended March 31, 2021:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2020	817,183	$31.70
Restricted shares awards granted	378,050	52.89
Restricted shares awards vested	(100,246)	21.26
Restricted shares awards forfeited	(19,750)	29.87
Outstanding at March 31, 2021	1,075,237	$40.16
Restricted Stock Units Activity
As of March 31, 2021 and December 31, 2020, there was $8.3 million and $1.2 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.2 years and 0.9 years, respectively.
The following table summarizes restricted stock units activity for the three months ended March 31, 2021:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2020	207,101	$23.49
Restricted stock units granted	212,417	43.62
Restricted stock units vested	(169,054)	19.89
Outstanding at March 31, 2021	250,464	$42.99
Note 6. Income Taxes
The following table presents details of the (benefit of) provision for income taxes and effective tax rates (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020
(Benefit of) provision for income taxes	$(555)	$1
Effective tax rate	2.41%	—%

The Company accounts for income taxes according to ASC 740, which, among other things, requires the estimation of the annual effective income tax rate for the full year applied to pre-tax income (loss) for each interim period, considering year-to-date amounts and projected results for the full year. The Company periodically evaluates whether a portion or all of its deferred tax assets will be recovered. The Company records a valuation allowance against deferred tax assets if and to the extent it is more likely than not that they will not be recovered. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and the market environment, with each piece weighted based on its reliability. As of March 31, 2021, the Company continues to maintain a full valuation allowance against its U.S. net deferred tax assets.
The effective tax rate differs from the statutory U.S. income tax rate due to differing tax rates imposed on income earned in foreign jurisdictions, losses in foreign jurisdictions, and certain nondeductible expenses. The effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The benefit of income taxes for the three months ended March 31, 2021 was primarily attributable to tax benefits related to losses in the U.K.
At December 31, 2020, the Company had federal and California net operating loss (NOL) carryforwards of approximately $213.5 million. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), use of the Company’s NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling three-year period. The Company performed an analysis of changes in ownership for purposes of these Internal Revenue Code sections. Based on the study performed in 2020, the Company determined that an ownership change occurred in 2014, 2018 and 2019. Future ownership changes could impact the Company’s ability to utilize NOL carryforwards. The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2020. The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred income tax assets will not be realized. Ownership changes could impact the Company’s ability to utilize NOL carryforwards remaining at an ownership change date. The Company’s NOL carryforwards were generated from domestic operations. The federal NOLs from the 2013-2017 tax years will expire between 2033 and 2037 and NOLs from 2018-2020 will carryover indefinitely. The state NOLs will expire between 2033 and 2039. Under California Assembly Bill 85, effective June 29, 2020, net operating loss deductions were suspended for tax years beginning in 2020, 2021, and 2022 and the carry forward periods of any net operating losses not utilized due to such suspension were extended.
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
Note 7. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the three months ended March 31, 2021 and 2020, the Company contributions to the plan amounted to $0.4 million and $0.4 million, respectively.
Note 8. Related Party Transactions
The Company has a License Agreement and corresponding royalties incurred with AMF, which is also a stockholder of the Company. For additional information, see Note 3.
Note 9. Acquisition
On February 25, 2021, the Company acquired all issued and outstanding shares of Contura Holdings Limited (Contura) through a Share Purchase Agreement. As a result of the acquisition, the Company acquired a 100% equity interest in Contura in addition to all assets and liabilities outstanding as of the transaction date. Contura is a manufacturing company which produces basic pharmaceutical products. Assets acquired include Contura’s primary product, Bulkamid, which is a leading women’s health product used in the treatment of stress urinary incontinence. The acquisition provides highly synergistic benefits, leverages the Company’s expansive commercial footprint and gives the Company the opportunity to expand current offerings around the world. The acquisition will allow the Company to provide enhanced value to new and existing customers.
The Company accounted for the acquisition as a business combination pursuant to ASC 805. In accordance with ASC 805, fair values are assigned to tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for the acquisition, however, preliminary measurements of fair value, including, but not limited to, contingent consideration, intangible assets and deferred taxes, are subject to change during the measurement period, and such changes could be material. The Company expects to finalize the valuation and accounting for the acquisition as soon as practicable, but no later than one year after the acquisition date.
The purchase price consideration for the acquisition totaled $203.8 million, of which $141.3 million was in the form of cash and $55.7 million was in the form of 1,096,583 shares of the Company’s common stock. An additional payment of $35 million will be paid to the Sellers if the Company is able to generate $50 million in Bulkamid sales within a 12-month period before December 31, 2024. As the additional payment is contingent on future sales, the liability’s preliminary estimate of fair value was assessed to be $6.8 million. The balance is recorded as a contingent liability in the consolidated balance sheets as of March 31, 2021. The cash consideration paid for the acquisition was funded by existing cash on hand.

The following table presents the purchase price allocation of Contura assets acquired and liabilities assumed, based on their relative fair values, which have been preliminarily assessed as of the February 25, 2021 acquisition date (in thousands):

Preliminary Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$593
Accounts receivable	1,688
Inventory	988
Prepaid expenses and other current assets	115
Property and equipment	52
Other assets	108
Intangible assets	112,200
Total assets acquired	115,744
Liabilities Assumed
Accounts payable	209
Accrued liabilities	820
Accrued compensation and benefits	315
Lease liability	86
Debt	122
Total liabilities assumed	1,552

Net assets acquired	114,192
Purchase price consideration	203,812
Goodwill	$89,620
Intangible assets
Identified intangible assets consist of technology, trade names and trademarks, and customer relationships. The fair value of each is being determined by a valuation specialist and the useful life determination was made by management. Both determinations were made in accordance with ASC 805 and are outlined in the table below:

	Fair Value (in thousands)	Useful Life
Technology	$81,100	12 years
Trade names and trademarks	$19,700	Indefinite
Customer relationships	$11,400	12 years
Intangible assets were valued using models and approaches best suited for the asset type.
Technology was valued using the Multi-Period Excess Earnings Method (MPEEM), which calculates economic benefits by determining the income attributable to an intangible asset after returns are subtracted for contributory assets. Significant assumptions in the MPEEM include projected revenue growth rates, future margins, royalty rate indication, and tax rate.
Trade names and trademarks were valued using the Relief from Royalty Method. The relief from royalty method is a variant of the discounted cash flow method, which is a form of the income approach. It is based on the premise that ownership of the intangible asset relieves the need to pay a licensing fee for the ability to use the asset.

Significant assumptions include a discount rate, tax rate, royalty rate indication, long-term growth rate, and implied profit split time period.
Customer relationships were valued using the distributor method. The distributor method was utilized as the asset was determined to be a secondary intangible asset and the Company’s product could be sold through distributors. Significant assumptions used in the distributor method include projected revenue growth rates, future margins, rate of customer retention, and an appropriate discount rate.
Intangible assets will be amortized based on their useful life. $0.6 million in amortization expense was recognized during the current quarter in the consolidated statement of comprehensive loss. The unamortized balance as of March 31, 2021 was $111.6 million. The total weighted-average original amortization period for the acquired finite-lived intangible assets is 12 years.
Goodwill
Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce, noncontractual relationships, and other agreements. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis. The Contura acquisition resulted in the preliminary recognition of $89.6 million of goodwill, which is not expected to be deductible for tax purposes.
Contingent consideration
As part of the transaction, the Company agreed to pay the Sellers $35 million if Bulkamid sales achieve $50 million in any 12-month period before December 31, 2024. The preliminary fair value of the estimated contingent consideration was determined by using a binary option-based approach. Significant inputs used in the assessment include the Company’s projected revenue rate, an appropriate discount rate, volatility, and risk-free rate. The estimated fair value of the contingent consideration was determined to be $6.8 million.
To the extent that the forecast milestone achievements probabilities have changed and in accordance with ASC 805, the Company does not need to re-assess the fair value measurements.
Transaction-related costs
Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $4.4 million of acquisition-related costs in the first quarter of fiscal year 2021. These costs are included in general and administrative expenses in the Company’s condensed consolidated statements of comprehensive loss.

Pro forma
The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company with Contura for the three months ended March 31, 2021 and 2020, respectively, and the year ended December 31, 2020 as if the acquisition had occurred on January 1, 2020 instead of February 25, 2021. Contura’s revenue and net loss for the quarter ended March 31, 2021 were $2.8 million and $0.8 million, respectively, of which $1.5 million in revenue and $0.2 million in net loss was recognized after the February 25, 2021 acquisition date. Revenue and net loss recognized after the acquisition date were recorded within the Company’s condensed consolidated statements of comprehensive loss. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the respective periods.

	Three Months Ended March 31,		Year ended December 31,
	2021	2020	2020
Net revenue	$35,726	$29,204	$122,444
Net loss	$(19,971)	$(20,627)	$(65,407)
Net loss per share, basic and diluted	$(0.50)	$(0.59)	$(1.72)
Weighted-average shares used to compute basic and diluted net loss per share	40,284,098	34,736,097	38,077,918
The unaudited pro forma financial information above reflects the following pro forma adjustments:
•An adjustment to decrease net loss for the three months ended March 31, 2021 by $4.4 million to eliminate integration and acquisition related costs incurred by Axonics and Contura and a corresponding increase to net loss for the three months ended March 31, 2020 by $4.4 million to give effect to the integration and acquisition of Contura as if it had occurred on January 1, 2020.
•An adjustment to increase net loss for the three months ended March 31, 2021 by $1.3 million and a corresponding increase to net loss for the three months ended March 31, 2020 by $1.9 million to reflect amortization of the fair value adjustments for intangible assets as if the assets were acquired January 1, 2020.

Note 10. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the three months ended March 31, 2021 included the following (in thousands):

December 31, 2020	$—
February 25, 2021 Acquisition	89,620
Foreign exchange translation adjustment	(2,238)
March 31, 2021	$87,382
Intangible assets as of March 31, 2021 included the following (in thousands):

		March 31, 2021
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Foreign exchange translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	(833)	—	$167
Exclusive license asset	4 years	$3,300	—	—	$3,300
Technology	12 years	$81,100	(563)	—	$80,537
Trade names and trademarks	Indefinite	$19,700	—	—	$19,700
Customer relationships	12 years	$11,400	(79)	(2)	$11,319
		$116,500	$(1,475)	$(2)	$115,023
Intangible asset as of December 31, 2020 included the following (in thousands):

		December 31, 2020
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Foreign exchange translation adjustment	Intangible Asset, Net
Patent license asset	8.71 years	$1,000	(804)	—	$196
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 1, 2021.
Overview
We are a global medical technology company that develops and commercializes products to treat urinary and fecal dysfunction, including: (i) an implantable sacral neuromodulation (SNM) systems to treat urinary urge incontinence (UUI) and urinary urgency frequency (UUF), together referred to as overactive bladder (OAB), as well as fecal incontinence (FI), and non-obstructive urinary retention (UR); and (ii) a urethral bulking agent to treat female stress urinary incontinence (SUI).
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
We have marketing approvals in Europe, Canada, and Australia for all relevant clinical indications and initiated limited commercial efforts in England, the Netherlands and Canada in late 2018. Revenue during the three months ended March 31, 2021 from international operations in Canada, Europe, the U.K., and Australia, was approximately $2.1 million.
Our initial premarket approval (PMA) application for our r-SNM System for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) on September 6, 2019, and our PMA application for our r-SNM System for the treatment of OAB and UR was approved by the FDA on November 13, 2019.
We are primarily focused on commercializing our products in the United States, which accounts for the vast majority of SNM sales worldwide. We have established a significant commercial infrastructure, with over 240 sales personnel and clinical specialists and we continue to make significant investments to build our commercial organization to market and support our products. When making hiring decisions for these roles, we prioritize individuals with strong sales backgrounds and experience in SNM therapy and other neurostimulation applications, and who also have existing relationships with urologists and urogynecologists.
Revenue during the three months ended March 31, 2021 from accounts located across the United States was approximately $32.3 million.
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
We incurred net losses of $22.5 million and $14.6 million for the three months ended March 31, 2021 and 2020, respectively, and had an accumulated deficit of $257.0 million as of March 31, 2021 compared to $234.5 million at December 31, 2020. As of March 31, 2021, we had available cash and cash equivalents of approximately $131.0 million, current liabilities of approximately $24.0 million, and long-term liabilities of approximately $90.8 million.
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
Impact of COVID-19
The COVID-19 pandemic negatively impacted our sales, primarily in the second quarter of 2020, by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect that the pandemic could negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada, have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled from middle of March 2020 through May 2020, but order flow began a gradual recovery in May 2020 and continued to improve in the second half of 2020 through the first quarter of 2021.
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
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) a minimum annual royalty (the Minimum Royalty), payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the three months ended March 31, 2021 and 2020, we have recorded royalties of $1.3 million and $1.0 million, respectively. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.
Components of Our Results of Operations
Net Revenue
Revenue during the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
SNM net revenue
United States	$31,745	$25,046
International markets	1,158	1,250
	$32,903	$26,296
Bulkamid net revenue
United States	$578	$—
International markets	892	—
	$1,470	$—
Total net revenue	$34,373	$26,296
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
The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Personnel related	$4,878	$2,486
Clinical development	104	88
Contract fabrication and manufacturing	1,474	865
Contract R&D and consulting	2,667	2,965
Other R&D expenses	246	451
Total R&D expenses	$9,369	$6,855
General and Administrative Expenses
General and administrative expenses consist primarily of employee compensation, including stock-based compensation, and spending related to finance, information technology, human resource functions, consulting, legal, and professional service fees. Other general and administrative expenses include director and officer insurance premiums, investor relations costs, office-related expenses, facilities and equipment rentals, bad debt expense, and travel expenses. We expect our general and administrative expenses will significantly increase in absolute dollars as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services. Additionally, we anticipate increased legal expenses associated with our patent infringement litigation with Medtronic. These expenses will further increase as we no longer qualify as an “emerging growth company” under the Jumpstart Our Business Startups (JOBS) Act, which requires us to comply with certain additional reporting requirements effective December 31, 2020. We expect general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.
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
Amortization of Intangible Assets
Amortization of intangible assets consist primarily of amortization expense on patent license asset, manufacturing license asset, technology, and customer relationships. We amortize finite lived intangible assets over the period of estimated benefit using the straight-line method. Indefinite lived intangible assets are tested for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset (asset group) may not be recoverable. If impairment is indicated, we measure the amount of the impairment loss as the amount by which the carrying amount exceeds the fair value of the asset. Fair value is generally determined using a discounted future cash flow analysis.
Acquisition-Related Costs
Acquisition-related costs consist of expenses incurred related to the Contura acquisition.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of interest expense payable under the Loan Agreement with Silicon Valley Bank and other debt arrangements, net of interest income earned on cash equivalents.
Income Tax (Benefit) Expense
Income tax (benefit) expense consists of income tax benefit from deferred tax assets in our foreign operations, net of state income taxes in California. We maintain a full valuation allowance for deferred tax assets in our domestic operations, including net operating loss carryforwards and research and development credits and other tax credits.

Results of Operations
The following table shows our results of operations for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,		Period to Period Change
	2021	2020
Sacral neuromodulation net revenue	$32,903	$26,296	$6,607
Bulkamid net revenue	1,470	—	1,470
Total net revenue	34,373	26,296	8,077
Cost of goods sold	13,974	9,895	4,079
Gross profit	20,399	16,401	3,998
Gross Margin	59.3%	62.4%
Operating Expenses
Research and development	9,369	6,855	2,514
General and administrative	6,626	7,653	(1,027)
Sales and marketing	20,928	16,569	4,359
Amortization of intangible assets	678	29	649
Acquisition-related costs	4,414	—	4,414
Total operating expenses	42,015	31,106	10,909
Loss from operations	(21,616)	(14,705)	(6,911)
Other Income (Expense)
Interest income	8	642	(634)
Interest and other expense	(1,450)	(552)	(898)
Other (expense) income, net	(1,442)	90	(1,532)
Loss before income tax (benefit) expense	(23,058)	(14,615)	(8,443)
Income tax (benefit) expense	(555)	1	(556)
Net loss	(22,503)	(14,616)	(7,887)
Foreign currency translation adjustment	(2,202)	(177)	(2,025)
Comprehensive loss	$(24,705)	$(14,793)	$(9,912)

Comparison of the Three Months Ended March 31, 2021 and 2020
Net Revenue
Net revenue was $34.4 million for the three months ended March 31, 2021 and was primarily derived from the sale of our r-SNM Systems to customers in the United States, Europe and Canada. Net revenue was $26.3 million for the three months ended March 31, 2020 and was derived from the sale of our r-SNM System to customers in the United States, Europe and Canada. The increase in net revenue is primarily due to increased sales of our r-SNM System as we expanded our customer base in the U.S. and international markets, as well as the addition of $1.5 million in Bulkamid sales.
Cost of Goods Sold and Gross Margin
We incurred $14.0 million of cost of goods sold for the three months ended March 31, 2021. We incurred $9.9 million of cost of goods sold for the three months ended March 31, 2020. Gross margin was 59.3% in the three months ended March 31, 2021, compared to 62.4% for the three months ended March 31, 2020. The decrease in gross margin is primarily due to lower absorption rates.

Research and Development Expenses
Research and development expenses increased $2.5 million, or 36.7%, to $9.4 million in the three months ended March 31, 2021, compared to $6.9 million in the three months ended March 31, 2020. The increase in research and development expenses was primarily attributable to an increase of $2.4 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits.
General and Administrative Expenses
General and administrative expenses decreased $1.0 million, or 13.4%, to $6.6 million in the three months ended March 31, 2021, compared to $7.7 million in the three months ended March 31, 2020, primarily as a result of a decrease of $1.0 million in legal and consulting costs, as higher costs were incurred in the three months ended March 31, 2020 related to the Medtronic litigation.
Sales and Marketing Expenses
Sales and marketing expenses increased $4.4 million, or 26.3%, to $20.9 million in the three months ended March 31, 2021, compared to $16.6 million in the three months ended March 31, 2020. The increase in sales and marketing expenses was primarily due to an increase of $3.2 million related to personnel costs including salaries and wages, stock-based compensation and other employee-related benefits and an increase of $1.0 million related to advertising expenses.
Amortization of Intangible Assets
Amortization of intangible assets increased $0.6 million, or 2,260.1%, to $0.7 million in the three months ended March 31, 2021, compared to minimal amortization of intangible assets in the three months ended March 31, 2020. The increase in amortization of intangible assets was primarily due to an increase of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs was $4.4 million in the three months ended March 31, 2021 related to the Contura acquisition.
Other (Expense) Income, Net
Other expense, net was $1.4 million in the three months ended March 31, 2021 consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank. Other income, net was $0.1 million in the three months ended March 31, 2020 consisting primarily of interest income earned on cash equivalents and short-term investments, partially offset by interest expense incurred related to the Loan Agreement with Silicon Valley Bank.
Income Tax (Benefit) Expense
We recorded income tax benefit or the three months ended March 31, 2021 primarily related to deferred tax assets generated in our foreign operations related to the Contura acquisition. We recorded minimal income tax expense for the three months ended March 31, 2020.
Liquidity and Capital Resources
We only began full-scale commercialization of our r-SNM System in late 2019. We have expended significant resources on research and development activities, growing our operations organization and building and training our sales organization.
We incurred net losses of $22.5 million and $14.6 million for the three months ended March 31, 2021 and 2020, respectively, and had an accumulated deficit of $257.0 million as of March 31, 2021 compared to $234.5 million at December 31, 2020. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our products in the United States and internationally.
As of March 31, 2021, we had cash and cash equivalents of $131.0 million compared to $241.2 million at December 31, 2020. We expect that our cash and cash equivalents on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock, cash receipts from sales of our r-SNM System and proceeds from our Loan Agreement with Silicon Valley Bank. As of March 31, 2021, we had $79.6 million in outstanding borrowings, as discussed below under “Indebtedness.”
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in)
Operating activities	$(25,583)	$(23,307)
Investing activities	(140,864)	11,878
Financing activities	56,215	344
Effect of exchange rate changes on cash and cash equivalents	13	(177)
Net decrease in cash and cash equivalents	$(110,219)	$(11,262)
Net cash used in operating activities
Net cash used in operating activities was $25.6 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $22.5 million and a decrease from changes in net operating assets of $9.4 million, partially offset by non-cash charges of $6.4 million. Net operating assets consisted primarily of inventory due to the commercial growth of our r-SNM System in the United States. Non-cash charges consisted primarily of stock-based compensation.
Net cash used in operating activities was $23.3 million for the three months ended March 31, 2020 and consisted primarily of a net loss of $14.6 million and a decrease from changes in net operating assets of $13.7 million, partially offset by non-cash charges of $5.0 million. Net operating assets consisted primarily of accounts receivable and inventory due to the commercial launch of our r-SNM System in the United States. Non-cash charges consisted primarily of stock-based compensation.
Net cash (used in) provided by investing activities
Net cash used in investing activities was $140.9 million for the three months ended March 31, 2021 and consisted primarily of the $140.7 million paid for the acquisition of Contura.
Net cash provided by investing activities was $11.9 million for the three months ended March 31, 2020 and consisted primarily of sales and maturities of short-term investments, partially offset by purchases of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $56.2 million for the three months ended March 31, 2021 and consisted primarily of $75 million in net proceeds received in the Loan Agreement with Silicon Valley Bank in connection with the Contura acquisition, partially offset by the pay down of $21.5 million of the prior Loan Agreement with Silicon Valley bank.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2020 and consisted of proceeds from exercise of stock options.
Indebtedness
On February 25, 2021, the Company entered into the Loan and Security Agreement with Silicon Valley Bank, as the administrative agent and collateral agent for the lenders, under which the Company obtained a loan in the principal amount of $75 million pursuant to the Loan, which is currently outstanding. The Loan under the Loan and Security Agreement matures on February 1, 2024, unless earlier accelerated upon an event of default. The Loan bears interest at a floating per annum rate equal to the greater of (a) 9.00% and (b) 5.75% above the current prime rate, with only interest due and payable monthly until September 1, 2022, at which time interest and principal will be due and payable monthly in equal monthly payments. The Loan and Security Agreement also sets out that the Loan is subject to a final payment fee equal to 6.00% of the aggregate principal amount of the Loan.
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
As of March 31, 2021, we were in compliance with all debt covenant requirements under the Term Loan. While we have not previously breached and are currently in compliance with the covenants contained in the Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, Silicon Valley Bank may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
We have no further indebtedness arrangements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Refer to the Liquidity and Capital Resources—Indebtedness section above for changes in debt obligations during the first quarter of fiscal year 2021; there were no other material changes to our long-term contractual obligations as reported in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 1, 2021
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 1, 2021. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2021.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $131.0 million as of March 31, 2021, which came from public offerings of our common stock and debt financing arrangements. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents and short-term investments. Additionally, the interest rate for borrowings under the Loan and Security Agreement is variable. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
There have been no material developments in the litigation matters disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 1, 2021, during the quarter ended March 31, 2021.
Item 1A. Risk Factors.
You should carefully consider the information described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 1, 2021. There have been no material changes from the risk factors disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.     Exhibits.
EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1+	Agreement, dated February 25, 2021, by and among Axonics, Inc. (formerly, Axonics Modulation Technologies, Inc.), Axonics Modulation Technologies, U.K. Limited and Contura Holdings.
10.2+	Exclusive Manufacturing and Supply Agreement, dated February 25, 2021, by and between Contura International A/S and Contura Limited.
10.3
Loan and Security Agreement, dated as of February 25, 2021, by and among Silicon Valley Bank (“SVB”), in its capacity as administrative agent and collateral agent, SVB, as a lender, SVB Innovation Credit Fund VIII, L.P. and Axonics, Inc. (formerly, Axonics Modulation Technologies, Inc.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Company specifically incorporates the foregoing information into those documents by reference.
**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.
+	Portions of this exhibit have been omitted as the Company has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXONICS, INC.
Date: May 7, 2021	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Dan L. Dearen
Dan L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)