Form 10-K
period 2021-12-31
Axonics, Inc.
filed 2022-03-01
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)
☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,893.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $63.41 per share for such date.
As of February 25, 2022, 46,956,973 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed by the registrant within 120 days of December 31, 2021. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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
•the continued impact of the novel coronavirus (COVID-19) pandemic, and the related responses of the government and consumers on our business, financial condition and results of operations; and
•reduction or interruption in our supply chain.

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
Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Axonics,” “our company,” “we,” “us” and “our” refer to Axonics, Inc. and our consolidated subsidiaries.
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
•Our r-SNM System was our sole product until we acquired the Bulkamid urethral bulking agent product line on February 25, 2021, and our r-SNM System will generate the majority of our revenue for the foreseeable future.
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
•We compete against other companies, including Medtronic and Boston Scientific, some of which have longer operating histories, more established products, or greater resources than we do, which may prevent us from achieving increased market penetration and improved operating results.
•If the quality and benefits of our products do not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.
•The size and future growth in the market for our products has not been established with precision and may be smaller than we estimate, and our sales growth may be adversely affected.
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
Risks Related to Legal Matters and Government Regulation
•Our operations are subject to extensive laws and government regulation and oversight both in the United States and internationally, and our actual or alleged failure to comply with applicable requirements could harm our business.
•We may not receive the necessary clearances or approvals for modifications to our products, and failure to do so would adversely affect our ability to grow our business.
•The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies.
•Failure to comply with post market regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw our products from the market.

•We or any of our suppliers or third-party manufacturers could be forced to recall our products.
•Our products may cause or contribute to adverse medical events or serious safety issues, which could have a negative impact on us.
•Litigation or third-party claims of various types could be asserted against us, which could require us to spend significant time and money and could affect our business operations and/or stock price.
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
Item 1. Business.
Overview
We are a global medical technology company that is developing and commercializing novel products for adults with bladder and bowel dysfunction, including: (i) implantable sacral neuromodulation (SNM) systems to treat urinary urge incontinence (UUI) and urinary urgency frequency (UUF), together referred to as overactive bladder (OAB), as well as fecal incontinence (FI), and non-obstructive urinary retention (UR); and (ii) a urethral bulking agent to treat female stress urinary incontinence (SUI).
SNM System
We believe our proprietary rechargeable SNM system (r-SNM System), the first to be marketed worldwide, offers significant advantages, and is well positioned to capture market share and grow the market for SNM therapy.

Our r-SNM System is designed to last 15 or more years in the human body, is only 5cc in volume, offers broad MRI access, ease of use, intuitive programmers, and the longest interval between recharging among rechargeable SNM systems.
We began U.S. commercialization of our r-SNM System in the middle of the fourth quarter of 2019 after receiving premarket approval (PMA) by the FDA. We also have marketing approvals for the r-SNM System in Europe, Canada, and Australia for all relevant clinical indications.
SNM therapy has been commercially available in the United States for over 20 years and has been clinically proven to provide a safe, effective, reversible, and long-lasting symptom relief. We believe that our r-SNM System offers therapeutic benefits and competitive advantages compared to the only other currently available SNM technologies, InterStim II and InterStim Micro, both offered by Medtronic. As a result of the longevity of our implantable device, patients implanted with our r-SNM System do not need to undergo replacement surgery every three to five years, as is the case for patients implanted with the non-rechargeable InterStim II, potentially reducing the risks of surgery and associated infections.
We have designed and developed a proprietary method protected by patents, know-how, and trade secrets that enables us to combine ceramic and titanium to fabricate the implantable neurostimulator (INS) enclosure of our r-SNM System. This method enables us to incorporate a small battery and recharging coil into our INS. The ceramic portion of the implantable device allows for short range wireless communication to the patient remote control. Our INS is half the weight of InterStim II and offers twice the recharging interval (one month vs. two weeks) of InterStim Micro, Medtronic’s rechargeable INS. In addition, we engineered the INS to deliver constant-current stimulation, which automatically adjusts stimulation based on changes to impedance that occur as the implanted lead scars into the body, which we expect will provide a more consistent and reliable therapy over time and reduce patient and physician management of the therapy. Our r-SNM System also includes an easy-to-use wireless patient remote control that does not require recharging or replacement batteries. We also designed and custom built a clinician programmer that guides the implanting physician through lead placement and stimulation programming.
We intend to continue to invest in research and development activities to expand our suite of products for SNM therapy. To that end, in late June 2021, we filed a PMA supplement with the FDA for a long-lived non-rechargeable SNM device that, among other things, utilizes a primary cell battery.
We focus most of our sales and marketing efforts in the United States where reimbursement for SNM therapy is well-established and covered by most major U.S. insurers, including Medicare.
Urethral Bulking Agent
On February 25, 2021, we acquired Contura Limited (Contura) and its Bulkamid product, a urethral bulking hydrogel indicated for the treatment of female SUI.
Bulkamid received a CE Mark in 2003 and a PMA from the FDA in 2020 and is sold through a combination of a direct sales force in the United States, Germany, United Kingdom, and the Nordic countries and distributors in certain international markets.
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
While bulking products have been on the market for over a decade, the bulking effect of the legacy bulking products has limitations, primarily due to difficulty in administration and the variability in the volume of bulking material injected, resulting in relatively short-lived durability and relief for patients. Legacy bulking agents contain microparticles, which according to clinical literature induce a chronic inflammatory response. The combination of these factors has led to modest use of legacy bulking agents and physician preference for an invasive sling procedure to treat women with SUI.
As a next-generation bulking agent, we believe Bulkamid addresses the shortcomings of legacy particulate-based bulking agents. It is a unique and patented non-particulate hydrogel that is injected into the urethral wall to restore the natural closing pressure of the urethra. It is a simple, quick, and easy-to-learn and perform procedure that can be performed in either a physician’s office or an outpatient facility.
Bulkamid is biocompatible, consisting of 97.5% water, and does not induce a chronic inflammatory response. Bulkamid’s bulking effect is aided by the volume of each injection being predictable, controllable, and precise. Bulkamid retains its bulking characteristics for a number of years, thereby maintaining efficacy and providing women with long lasting relief of their SUI symptoms. Bulkamid is supported by extensive clinical validation, with over 90,000 women treated to date and generates high rates of patient satisfaction.
We believe we can leverage our expansive commercial footprint and accelerate Bulkamid’s adoption in the United States. As is the case in certain European markets, such as the U.K., we believe Bulkamid will quickly become the gold standard in the U.S. for treating SUI and take share from invasive surgical sling procedures. Our new product further increases our value to physicians as we can now offer customers best-in-class solutions for patients with all types of urinary and fecal incontinence.
Bulkamid is currently sold through a direct salesforce in the United States, Germany, United Kingdom, and the Nordic countries and through distributors in certain international markets around the world.
Our Success Factors
We believe that our continued growth will be driven by the following success factors:
•Large and growing SNM market with established coverage and reimbursement. SNM treatment for OAB, FI, and UR is a well-established therapy. Since the first FDA-approved SNM device was introduced in 1997, we estimate hundreds of thousands of patients have been implanted with legacy competitive SNM devices. In 2021, we believe that approximately 48,000 patients were implanted with either an Axonics r-SNM or a Medtronic InterStim device, corresponding to an approximately $750 million SNM market in the United States. We believe that the introduction of highly differentiated SNM products has the potential to grow the market in excess of historical size and growth rates. In addition, because SNM therapy has been widely used in patients for over 20 years in the United States, reimbursement codes and payments are well-established, and the procedure is covered by most major U.S. insurers.
•Long-term solution offering material benefits to patients, physicians, and payors. Our r-SNM System was the first system for SNM therapy with a rechargeable INS battery that is designed to last at least 15 years. As a result, our r-SNM System offers several benefits not found in the legacy competitive device, the non-rechargeable InterStim II. First, patients implanted with our r-SNM System do not need to undergo replacement surgery every three to five years, as is the case for patients implanted with InterStim II. We believe a long-lived system significantly improves a patient’s experience and reduces the risks of replacement surgery and associated infections. In addition, by reducing the number of replacement surgeries, physicians and facilities can utilize their resources more efficiently and potentially reduce overall costs to the healthcare system. Our r-SNM System was also the first SNM system to allow full-body MRI scans under certain conditions.
•Strong clinical data. We have a body of compelling clinical evidence that demonstrates the safety and effectiveness of our r-SNM System. In our clinical work to date, we have implanted 180 patients in the United States and Europe. Our ARTISAN-SNM pivotal study evaluated 129 patients with UUI. In the two-year results, therapy response rate was 88% of all patients initially treated. Our European study, RELAX-OAB, evaluated 51 patients that suffered from UUF and UUI. The therapeutic response rate at 12 months for the 43 patients who continued with study follow-up was 94% for test responders and 72% for all implanted patients. We believe clinical data is important and will aid in driving broad-based adoption of SNM therapy.
•Substantial field-based sales and clinical teams. We hired and trained sales representatives and clinical specialists with strong backgrounds and experience in SNM therapy and other neurostimulation applications, and who have existing relationships with urologists and urogynecologists. We anticipate that this investment in our commercial team will enable us to compete effectively and gain market share, as we expect relationships, expertise and patient outcomes are important factors for widespread adoption of our current and future SNM Systems.

•A deep understanding of our target market. We formed our company by assembling an experienced team with significant in-depth knowledge in developing and marketing medical devices. From the outset, we spent significant time understanding the unmet needs of patients and physicians through patient interviews and engagement of physicians and key opinion leaders. By utilizing this market knowledge and initially focusing solely on SNM, we have been able to efficiently navigate the product development, clinical and regulatory requirements for our r-SNM System.
•Comprehensive and broad intellectual property portfolio. Our r-SNM System is supported by a nucleus of issued patents and patent applications that we license from the Alfred E. Mann Foundation for Scientific Research (AMF) pursuant to the License Agreement. In addition to that nucleus, we have created a substantial portfolio of wholly owned intellectual property, which includes patents, know-how and trade secrets that are embodied by our r-SNM System. As of December 31, 2021, we own 44 issued U.S. patents and 141 issued foreign patents, and 21 pending U.S. patent applications and 24 pending foreign patent applications. We also license from AMF 25 issued U.S. patents and three pending U.S. patent applications, as well as 50 issued foreign patents and six pending foreign patent applications. Issued patents owned or used by us will expire between 2021 and 2040.
•Large and underpenetrated SUI market. SUI is a common condition that affects women of all ages but becomes more prevalent with age and can have a significant impact on daily life, affecting activities, relationships, and emotional well-being. The prevalence of SUI in adult women in the U.S. is 23%, or approximately 29 million women. Most women are unaware of bulking as a treatment option for SUI and based on the efficacy and durability of Bulkamid, we believe the SUI market is poised for significant growth in the years ahead. We believe that legacy bulking agents have not achieved widespread adoption due to limited efficacy. In addition, we believe urethral sling procedures will become less common in treating SUI due to their invasive nature and the potential for adverse events.
•Substantial opportunity to capture market share with Bulkamid. Bulkamid procedures are done by the same type of physicians that perform SNM procedures and we expect to leverage our large commercial footprint and existing relationships to drive adoption. We believe Bulkamid has distinct advantages over legacy bulking agents and urethral sling procedures. Bulkamid is a non-particulate, biocompatible hydrogel whose bulking effect is linked to the volume of gel injected into the urethral wall, as opposed to competitive bulking agents that achieve bulking through their microparticles and the body’s inflammatory reaction to the particles. We believe we can increase sales of Bulkamid by raising patient awareness and highlighting its strong clinical results. With Bulkamid, we now offer physician customers and their patients best-in-class solutions to treat both OAB and SUI.
•Experienced management team. Our senior management team has over 150 years of combined experience in the medical technology industry. They have a track record of successfully bringing products to market, with significant expertise in development, regulatory approval and commercialization activities.
Our Strategy
Our goal is to become a global leader in providing effective and long-term solutions to treat urinary and fecal incontinence. To achieve this goal, we are pursuing the following strategies:
•Continue to promote awareness of our r-SNM System among healthcare providers. We believe that of the approximately 45,000 physicians addressing OAB and FI in the United States, only approximately 2,000 or less than 5% are currently trained to perform, or are actively performing SNM procedures. We intend to help physicians in their direct-to-patient outreach and are pursuing Axonics-sponsored direct-to-consumer marketing initiatives. We believe this will increase the number of patients seeking treatment and ultimately undergoing SNM procedures.
•Continue to develop a commercialization infrastructure with a dedicated direct sales team. We intend to focus the significant majority of our sales and marketing efforts in the United States since we believe that approximately 90% of the annual global SNM sales are generated in this market. To achieve our commercialization goals, we plan to continue to expand the number of sales representatives and clinical specialists, and to provide them with sufficient resources to achieve success.

•Continuously innovate to introduce enhanced SNM product offerings. We intend to continue to invest in research and development activities to expand our suite of products for SNM therapy. To that end, in late June 2021, we filed a PMA supplement with the FDA for a long-lived non-rechargeable SNM device that, among other things, utilizes a primary cell battery.
•Further penetrate our initial target market by promoting patient and practice awareness. Currently, we estimate that less than three percent of patients worldwide that could benefit from SNM therapy have been implanted with an SNM device. We believe that there are several factors that influence this low historical penetration of the potential market. First, even after patients were made aware of SNM therapy by a physician, many patients elected not to undergo the procedure due to the limitations of the legacy product, such as the need for multiple INS replacement surgeries and the large device size. Second, we believe there is a large potential patient population suffering from OAB and/or FI that is unaware of SNM therapy. Third, we believe that more physicians need to offer SNM. We intend to educate physicians that are unfamiliar with the benefits of SNM therapy and the attractiveness to patients of our r-SNM System. We intend to increase physician and patient awareness through engagement, direct patient outreach, presentation of clinical data at medical conferences and publication of clinical data in peer reviewed journals.
•Expand our product offerings with complementary products in our market. We believe our acquisition of Bulkamid is highly synergistic and positions us to become a global leader in urinary incontinence solutions. We expect to leverage our existing commercial footprint of over 290 sales and clinical specialists in the United States and Europe who call on urogynecologists and urologists for SNM, the same type of physicians who treat SUI. We also believe that extending our urology platform to offer solutions for both OAB and SUI will enhance our value proposition and drive additional SNM sales.
Our Markets
The market for SNM therapy is large and growing. Our SNM target market consists of approximately 18 million adults in the United States and Europe who suffer from symptoms of UUI, UUF, FI, and UR who have progressed through the care pathway that are ready to be treated with SNM therapy.
The market for SUI therapy is highly underpenetrated, with approximately 29 million women suffering from SUI in the United States. We estimate that less than half of women have sought medical treatment, most of whom were offered conservative therapy or opted for no treatment due to a lack of non-invasive treatment options with high efficacy.
While we anticipate expanding into other geographic regions over time, we are primarily focusing on marketing our products in the United States and Europe due to the large overall market size.
We believe that the U.S. SNM market is now approximately $750 million, representing approximately 48,000 annual patient implants. We believe the SNM market will continue to increase for the foreseeable future driven by increased awareness and education of SNM therapy, greater expectations for quality of life, and improved patient attitudes toward receiving medical attention. In addition, market growth is anticipated to accelerate due to continued innovation and the introduction of new efficacious and long-lived products for SNM therapy. We believe that this represents a compelling opportunity for our r-SNM System to capture market share and grow the market for SNM therapy.
Overview of Overactive Bladder
OAB causes a sudden urge to urinate that is difficult to stop and often leads to the involuntary leakage of urine. OAB typically presents via a combination of several symptoms, including abnormally frequent urination that is typically defined as urinating more than eight times per day, involuntary leakage of urine, or incontinence, and the disruption of sleep to wake up and pass urine, or nocturia. The combination and severity of OAB symptoms varies from person to person. UUF when not accompanied by any other symptoms, does not include the involuntary leakage of urine. UUI is characterized by the sudden need to urinate accompanied by the involuntary loss of urine, regardless of frequency. Non-obstructive urinary retention or UR, which is the inability to empty the bladder is not considered OAB.

Based on a study published in 2003 by Stewart WF et al., whereby phone-based surveys of 5,204 people were conducted from November 2000 to January 2001, concluded that of the approximately 244 million adult population in the United States at that time, approximately 40 million, or roughly 16.5%, exhibited symptoms of OAB. Additionally, based on telephone interviews of 19,165 people conducted from April 2005 to December 2005, a study published in 2005 by Milsom et al. concluded that of the estimated 391 million adult population in Europe at that time, approximately 47 million, or roughly 11.8%, exhibited symptoms of OAB.
In the United States and Europe, symptom-specific prevalence varies significantly by gender and age. The graphic below demonstrates OAB prevalence by gender in the United States and Europe.
We believe these surveys are representative of the prevalence of OAB in the United States and Europe. Obesity and diabetes are frequent risk factors associated with OAB and we believe that the increase in this high-risk population is one of the factors that have driven continued growth in the prevalence of OAB.
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
The prevalence of OAB between women and men is generally similar, however, it varies by subtype. Women are more likely to suffer from UUI than UUF. In contrast, men are much more likely to suffer from UUF than UUI. Incidence by age also varies between men and women, as women often develop UUI at much younger ages than men. UUI symptoms in women are often associated with childbirth or menopause, while prostate enlargement, which is frequently associated with aging, is a leading cause of UUF symptoms in men. SNM is not indicated for treatment of UUF caused by prostate enlargement. These age and gender differences are significant because they may impact who seeks treatment for symptoms of OAB. Individuals with UUI are more likely to seek treatment due to the impact of incontinence on quality of life, and younger individuals are less likely to dismiss symptoms of OAB as an expected consequence of aging. As a result, women are more likely to seek treatment for symptoms of OAB than men.
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
In men, the primary causes of OAB symptoms are due to the benign enlargement of the prostate accounting for over 60% of the male OAB population. These men are unlikely to be prescribed OAB medications and are generally not treatable with SNM therapy. Men who are actually diagnosed with idiopathic OAB only account for five percent of the overall population of male OAB sufferers. However, we believe that because of the prevalence of obstructive OAB in men, many men who actually suffer from idiopathic OAB (either alone or in conjunction with obstructive OAB) go undiagnosed or misdiagnosed as having solely obstructive OAB. Accordingly, we estimate that a modest percentage of men who suffer from OAB are treatable with SNM therapy.
OAB is associated with a significant economic burden to society. Direct medical and non-medical costs associated with OAB include the cost of diagnostics, pharmacological care, routine care, and OAB-related consequences such as urinary tract infections, skin infections, and depression. Further, indirect costs of OAB include caregiver wages and worker productivity losses resulting either from disability or absenteeism, as well as intangible costs including the quality-of-life impact and psychological burden. According to a study published in the American Journal of Managed Care in 2009, these OAB costs result in a total economic burden in the United States that is estimated to be between $24.9 billion and $36.5 billion.
Path to Treatment
Before treating patients with a third-line therapy such as SNM, physicians are required to prescribe first- and second-line therapies. As discussed further below, first-line therapies including behavioral changes such as diet and exercise, and second-line therapies include drug therapy. In the United States, in order to secure reimbursement, physicians are required to prescribe, and the patient must fail, or be contraindicated and/or refractory for, up to two second-line drug therapies before beginning SNM therapy, although the course of treatment and its duration may vary patient-by-patient based on physician judgment.
In the United States, of the approximately 40 million adult patients with symptoms of OAB, we believe that approximately 16 million seek medical attention, with UUI patients more frequently consulting with a physician. Similarly, in Europe, of the approximately 47 million adult patients with symptoms of OAB, we believe that approximately 19 million seek medical attention. As a result, we believe that the OAB population in the United States and Europe who seek medical attention for OAB, which we refer to as the managed population, is approximately 35 million.
Of the approximately 16 million patients who seek medical attention in the United States for the treatment of symptoms of OAB, we believe that approximately 6.8 million are addressable with SNM therapy. Similarly, in Europe, of the approximately 19 million patients who seek medical attention for the treatment of symptoms of OAB, we believe that approximately 8 million are addressable with SNM therapy. These amounts are based on our estimates that approximately 66% of women who suffer from OAB have either idiopathic OAB or MUI treatable with SNM therapy, and 10% of men who suffer from OAB have idiopathic OAB. As a result, we believe that the addressable OAB population for SNM therapy is 15 million patients in the United States and Europe.

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
•    Second-line therapy: drug therapy, including two classes of OAB drugs, anti-muscarinics and beta-3 adrenergic agonists, with patients often trying multiple drugs; and
•    Third-line therapy: minimally invasive therapy consisting of SNM, BOTOX injections and non-implantable Percutaneous Tibial Nerve Stimulation (PTNS).
First- and second-line therapies comprise the largest segment of the treatment market, and medication and other non-implantable treatments are better known to physicians and hospitals than SNM therapy. According to most U.S. insurance reimbursement programs, patients must try and fail at least two different medications before being eligible for third-line therapies.
First-Line Therapies
First-line therapies represent conservative treatment options. Physicians may recommend that a patient make behavior modifications, such as drinking less fluid, training the bladder and/or pelvic muscles through Kegel exercises, among others. Such treatment options are limited in both duration and effectiveness.
Second-Line Therapies
Second-line therapies consist of medications, which comprise the largest segment of the OAB treatment market, estimated at $2.8 billion in 2021. Anticholinergics such as Oxybutynin, Vesicare, Detrol, Oxytrol, Enablex, and Sanctura are the most commonly prescribed medications. However, patients often do not fully comply with their drug prescriptions, due to perceived inefficacy and side effects. Mirabegron and Vibegron are the only available beta-3-adrenergic agonists that targets the bladder muscles and reduces bladder contractions to treat OAB. Physicians may also prescribe Tricyclic antidepressants such as Duloxetine and Imipramine, which are not FDA approved to treat the symptoms of OAB, but have been shown to relax the muscles in the bladder and reduce urgency.
Anti-muscarinic drugs inhibit the activation of muscarinic receptors on the bladder muscle by acetylcholine. Dry mouth is the most bothersome adverse event associated with antimuscarinic drugs and often a reason for treatment discontinuation. Side effects also include blurred vision, photophobia, tachycardia, difficulty in urination, hyperthermia, glaucoma, and mental confusion in the elderly.
Beta3-adrenergic agonists are relatively new drugs for OAB that work by relaxing the bladder muscle in the wall of the bladder by stimulating the beta-3 receptors that are found on the surface of the muscle cells. This relaxation of the bladder muscle helps to increase the capacity of the bladder to hold urine. In turn, this reduces the need to pass urine. The most common adverse events observed in clinical trials were hypertension, nasopharyngitis, and urinary tract infection.
Third-Line Therapies
Sacral Neuromodulation
Historically, SNM therapy has been the most common form of third-line therapy treatment for OAB. Medtronic’s InterStim I was approved by the FDA to treat the symptoms of UUI in 1997 and UUF in 1999. InterStim II was approved to treat the symptoms of OAB by the FDA in 2005, and to treat the symptoms of FI in 2011. These systems have been implanted in hundreds of thousands of patients, with a majority of all implants having taken place in the United States.
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
According to the American National Health and Nutrition Examination Survey program of 2005 through 2006, 8.3% of the adult population in the United States exhibited symptoms of FI, or approximately 18 million adults. In this survey, FI prevalence was assessed as the occurrence of at least one incontinence episode during the past month. In addition, according to The National Institute for Health and Care Excellence in the United Kingdom, of the approximately 391 million adult population in Europe in 2007, between 1.0% and 10.0% exhibited symptoms of FI. Based on this data, we have assumed that 5.0% of the adult population in Europe at that time, or approximately 20 million people, exhibited symptoms of FI.
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
Path to Treatment
In the United States and Europe, based on published results from surveys of patients with FI, of the approximately 40 million adults with symptoms of FI, we believe that approximately five million people seek medical attention, which we refer to as the managed population. Of the approximately five million people who seek medical attention in the United States and Europe for the treatment of symptoms of FI, we believe that approximately 3.0 million are SNM addressable and do not suffer from FI as a result of a condition such as neurological disease, inflammatory disease and severe anatomical defects that require a different treatment path.

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
Our r-SNM System
We believe that our proprietary r-SNM System provides a minimally invasive, effective, and long-lasting solution for SNM therapy to treat patients with bladder and bowel dysfunction. We have marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications.
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
Implantable Neurostimulator

Axonics
SN AX1H150361
UNITED STATES OF AMERICA
IN GOD WE TRUST
LIBERTY
D
QUARTER DOLLAR

    External Components for Patient
•Wireless charging device, which allows transcutaneous charging of the INS. The charger uses an easy-to-understand combination of visual, audio and haptic indicators to provide information about the charging status. Further, it has the ability to be held into position by an adhesive fixation device or a reusable and flexible belt, which significantly enhances patient mobility.
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
In addition, we believe our r-SNM System offers many additional competitive advantages compared to the InterStim product line, including the InterStim Micro, our competitor’s rechargeable device:
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
    Clinician Programmer
We designed and custom built our touchscreen clinician programmer. The INS is programmed by and wirelessly communicates with the clinician programmer. This programmer is designed to simplify and assist physicians with electrode placement and stimulation programming. It has a series of touchscreens with a graphical user interface that provides information to the physician, such as measured data, test stimulation adjustments, and electrode configurations based on the utilization of proprietary algorithms. Further, it enables the clinician programmer to access any r-SNM INS data and its complete history. The clinician programmer records and stores all data from the INS and enables a physician to store and retrieve this data electronically.
Clinician Programmer

    Surgical Tool Kit
The single-use surgical tool kit provides the physician with the tools necessary for the r-SNM System implant procedure.
Treatment with our r-SNM System
Patient Selection
SNM therapy is an approved therapy for patients with symptoms of bladder and bowel dysfunction. This therapy is not intended for patients with a mechanical obstruction such as benign prostatic hyperplasia, a tumor, or urethral stricture. Further, the therapy is not indicated for pregnant women or pediatric use.
SNM therapy for bowel dysfunction is indicated for patients who are not candidates for more conservative treatments. The therapy is not indicated for pregnant women or pediatric use.
Implantation
Before receiving our r-SNM System, a patient in the United States typically undergoes an external trial period.
    External Trial Period
The short external trial procedure, which typically lasts approximately 30 minutes, is generally performed in the office or outpatient setting and typically involves a percutaneously placed lead, which a physician implants near the targeted sacral nerve using a needle, with the location confirmed utilizing fluoroscopy and intraoperative muscle responses evoked by test stimulation. The lead is then connected to a temporary, disposable external trial system, which provides stimulation for the therapy. The trial period can last between a few days to several weeks after which the physician evaluates the effectiveness of SNM therapy through several measures, including bladder or bowel episodes and patient satisfaction. Approximately 60-90% of patients proceed from an external trial to permanent implant depending on the trial type and patient selection.
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
Our European RELAX-OAB study began in June 2016 and evaluated 51 patients at seven sites in Europe that suffered from OAB subtypes UUI and/or UUF. All patients were evaluated to determine if they were therapy responders, which was defined as showing at least a 50% reduction in the number of average leaks or voids per day or a reduction to less than eight voids per day, in each case on a three-day bladder diary, at various times post-implant. We are following patients out to two years in this study and may follow patients out to five years at selected study sites.
    Key highlights of our European RELAX-OAB study at two-years are as follows:
•Therapy responder rate for the 37 patients who continued with study follow-up was 90% for test responders and 76% for all implanted patients;
•93% of test responders and 87% of all implanted patients were “satisfied” with the therapy provided by our r-SNM System; and
•No serious device-related adverse events have been reported.
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
The Bulkamid procedure is minimally invasive, with no cuts or incisions necessary, and typically takes around 10 to 15 minutes. It usually is performed in a physician’s office or an outpatient facility under a local anesthetic and the patient is able to return home the same day. The injections are made into 3 to 4 locations in the urethral wall; the total volume injected is 1.5 to 2 mL, equivalent to slightly less than half a teaspoon. It is a simple procedure that is easy for physicians to learn.
The majority of women treated with Bulkamid report dryness or improvement in their symptoms, with many seeing that improvement as soon as they leave the physician’s office, hospital or clinic. Whilst experiencing no leakage at all is the most desired outcome of treatment, many women consider a successful treatment to be a meaningful decrease in the amount and frequency of urine leakage due to SUI such that they are able to go about most of their daily activities. If relief from symptoms is not sufficient, an additional injection of Bulkamid (a “top-up” injection) can be given to help achieve desired results.
In Bulkamid clinical studies, women were asked how effective their treatment was 12 months after their initial injection. Over three quarters of women reported that their incontinence was either cured or improved in one study, while in another study approximately two-thirds of women reported being dry. A Bulkamid clinical study has also shown that most of the women treated over 7 years ago still report a benefit.
Over 90,000 women with stress urinary incontinence have been treated with Bulkamid across 25 countries over the last 16 years. During that time, a low number of complications or adverse events have been reported and there have been no reported long-term complications.

Sales and Marketing
We are primarily focused on commercializing our products in the United States, which accounts for the vast majority of sales worldwide. We have established a significant commercial infrastructure, with approximately 126 sales representatives in the United States. We continue to make significant investments to build our commercial organization to market and support our products. When making hiring decisions for these roles, we prioritize individuals with strong sales backgrounds who also have existing relationships with urologists and urogynecologists. We expect to focus the significant majority of our sales and marketing efforts in the United States where reimbursement for our therapies are well established and covered by most major U.S. insurers, including Medicare.
Through our specialized and dedicated direct sales organization, we are targeting the approximately 2,000 urologists, urogynecologists and colorectal surgeons who are trained and have experience performing SNM procedures.
In order to support our direct sales team, we have approximately 140 clinical specialists. This clinical staff is primarily responsible for attending SNM implant procedures and assisting the implanting physician with programming the device. Based on our clinical experience to date, we believe that physicians experienced in SNM therapy require minimal training to start implanting our r-SNM System.
We are promoting broader awareness of SNM and Bulkamid therapies for the treatment of OAB among patients and physicians, as well as awareness of the benefits and advantages of our products. We plan to expand our awareness raising activities, including publication of scientific data in peer reviewed journals and education of physicians who are not familiar with or do not utilize SNM or Bulkamid therapy. We may also engage in broad marketing initiatives in jurisdictions where we are permitted to do so.
Although our main commercial priority is the United States, in November 2018, we launched a limited commercial effort in Europe. With the addition of the Bulkamid international sales force, we currently have approximately 23 dedicated sales representatives and clinical specialists in the United Kingdom, Germany, Netherlands and the Nordic countries, with distributors serving certain other international markets around the world.
Third-Party Coverage and Reimbursement
In the United States, we derive revenue from the sale of our products to hospitals and ambulatory surgical centers, which typically bill various third-party payors, including Medicare, Medicaid, private insurance companies, health maintenance organizations and other healthcare-related organizations. In addition, we expect that any portion of the costs and fees associated with our r-SNM System that are not covered by these third-party payors, such as deductibles or co-payments, will be billed directly to the patient by the provider. Third-party payors require physicians and hospitals to identify the product and service for which they are seeking reimbursement by using Current Procedural Terminology (CPT) codes, which are created and maintained by the American Medical Association. As SNM therapy has been widely used in patients for over 20 years in the United States, reimbursement codes and payments are well-established and the procedure is covered by Medicare, Medicaid and private health insurance plans. Similarly, urethral bulking agent treatment reimbursement codes and payments are well-established and the procedure is covered by Medicare, Medicaid and private health insurance plans.
Physician reimbursement under Medicare is generally based on a defined fee schedule (the Physician Fee Schedule), through which payment amounts are determined by the relative value of the service rendered by the physician. Medicare generally provides reimbursement to hospitals and ambulatory surgical centers for SNM therapy under the hospital outpatient prospective payment system and the Ambulatory Surgical Center Payment System, respectively, which reimburse to the hospital or ambulatory surgical center, as applicable, a bundled amount generally intended to cover all facility costs related to procedures performed in the outpatient setting. The typical Medicare payment for facility and physician services for an SNM trial and full system implant ranges from approximately $23,000 to approximately $27,000, which covers the cost for the devices and the implantation procedures.
Our r-SNM System and the associated procedures are eligible for payment under the existing CPT codes typically used for SNM therapy, including CPT 64561 for percutaneous implantation of a lead near the sacral nerve and CPT 64590 for insertion or replacement of a peripheral or gastric neurostimulator, which includes a neurostimulator for SNM therapy. Reimbursement rates vary based on several factors, including but not limited to the payor, geographic location, the procedure performed, contract terms, the facility in which the procedure is performed and other factors.
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
Research and Development
We intend to continue to invest in research and development activities to expand our suite of products for SNM therapy. To that end, in late June 2021, we filed a PMA supplement with the FDA for a long-lived non-rechargeable SNM device that, among other things, utilizes a primary cell battery. Research and development expenses were approximately $37.3 million, $29.1 million, and $20.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Manufacturing and Supply
We use a combination of in-house and outsourced vendors to manufacture various components of our products. Our contract manufacturers are all recognized in their field for their competency to manufacture the respective portions of our r-SNM System and have quality systems established that meet FDA requirements. We believe the manufacturers we currently utilize have sufficient capacity to meet our requirements and are able to scale up their capacity relatively quickly with limited capital investment.
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
We inspect, test, and assemble our products under strict manufacturing processes supported by internal policies and procedures. We perform our own final quality control testing of each product. However, we do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with current Good Manufacturing Practice (cGMP) regulations applicable to our products.
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

For our off-the-shelf components, we do not have long-term supply agreements with many of our third-party manufacturers, and we purchase certain components of our products on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. We do not currently have arrangements in place for redundant supply of certain components of our . If our current third-party manufacturers cannot perform as agreed, we may be required to replace those manufacturers or expand our in-house manufacturing, which could require significant capital investments. Although we believe that there are several potential alternative manufacturers who could manufacture these components, we may incur added costs and delays in identifying and qualifying any such replacement. We believe our manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future.
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
Competition
We believe our products offer several improvements for patients, physicians, and payors.
We consider our primary competition to be implantable SNM devices offered by Medtronic. Medtronic’s InterStim II and InterStim Micro are currently the only other implantable SNM devices approved for commercial sale in the United States by the FDA. We also compete with other third-line treatments, such as BOTOX injections, a product sold by Allergan plc, PTNS, as well as more invasive surgical treatment options, and drugs for the treatment of OAB and FI. We also face competition from Boston Scientific for the treatment of SUI with its bulking agent. In addition, emerging businesses may be in the early stages of developing additional products or therapies designed to treat OAB, FI or SUI.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements, to protect our intellectual property rights.
We own numerous issued patents and pending patent applications that relate to our r-SNM System and several issued patents and patent applications were licensed from AMF in 2013 pursuant to the License Agreement. As of December 31, 2021, we own 44 issued U.S. patents and 141 issued foreign patents, and 21 pending U.S. patent applications and 24 pending foreign patent applications. We also license from AMF 25 issued U.S. patents and three pending U.S. patent applications, as well as 50 issued foreign patents and six pending foreign patent applications. Issued patents owned or used by us will expire between 2021 and 2040.
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
AMF License Agreement
On October 1, 2013, we entered into the License Agreement, pursuant to which AMF licensed us the AMF IP relating to AMF Licensed Products.
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) a minimum annual royalty (the Minimum Royalty), payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the years ended December 31, 2021, 2020, and 2019, we have recorded royalties of $6.3 million, $4.4 million, and $0.6 million, respectively.
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
Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Devices for which there is no predicate device and which therefore are not eligible for 510(k) review, but project a low-to-moderate risk may be eligible for the de novo review process.
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
•complying with the new federal law and regulations requiring Unique Device Identifiers (UDI), on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database; and
•postmarket surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
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
The European Parliament adopted the Medical Devices Regulation (Regulation 2017/745), which is directly applicable in the EEA. This is intended to eliminate current differences in the regulation of medical devices among EEA countries. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.
Starting January 1, 2021, all medical devices sold in the United Kingdom must meet new regulatory requirements due to the U.K.’s departure from the European Union or “Brexit.” Among other things, companies must register their devices with the U.K. Medicines & Healthcare Regulatory Agency (MHRA) and may need to change their product marking and labeling. In addition, if the company is not based in the United Kingdom, it must appoint a U.K. Responsible Person to register with the MHRA and assist the company in meeting U.K. regulatory requirements.
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

Violations of the U.S. Anti-Kickback Statute may result in civil monetary penalties and can also result in criminal penalties, including criminal fines and imprisonment. In addition, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Government authorities may contend that we are liable under the U.S. Anti-Kickback Statute because of the intentions or actions of the parties with whom we do business, if we acted with deliberate ignorance or reckless disregard. The majority of states also have anti-kickback laws that establish similar prohibitions, and in some cases, may apply more broadly.
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
In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the U.S. False Claims Act in the name of the government and share in the proceeds of any recovery. A violation may result in penalties and provide the basis for exclusion from federal healthcare programs.
Additionally, the U.S. Physician Payments Sunshine Act requires annual reporting of transfers of value to certain healthcare providers by companies whose products are reimbursable under Medicare, Medicaid or other federal healthcare programs. A manufacturer’s failure to submit timely, accurate and complete information under the Sunshine Act may result in civil monetary penalties. Certain U.S. states similarly require tracking and reporting of certain transfers of value to healthcare providers and some mandate implementation of commercial compliance programs or, impose restrictions on device manufacturer marketing practices.
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

Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, and, in certain circumstances, criminal penalties with fines and/or imprisonment.
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
Impact of COVID-19
The COVID-19 pandemic negatively impacted our sales in 2020 and 2021, by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect that the pandemic and related effects on elective procedures and hospital staffing shortages could continue to negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada, have prioritized the treatment of patients with COVID-19 or have altered their operations to respond to the pandemic. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled from middle of March 2020 through May 2020, but order flow began a gradual recovery in May 2020 and continued to improve in the second half of 2020 through the second quarter of 2021. During the second half of 2021, certain outpatient elective procedures were again postponed or cancelled related to the COVID-19 pandemic and specifically the Delta and Omicron variants, which adversely affected our business during the second half of 2021.

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
Human Capital Resources
As of December 31, 2021, we had 517 employees. Of this total, 23 were employees based outside of the U.S. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
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
We have not yet derived sufficient revenues to support our operations, as our activities prior to 2020 have consisted primarily of investing in our commercial operations, developing our technology, and conducting clinical studies. As a result, we have recorded net losses of $80.1 million, $54.9 million, and $79.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $314.6 million. To date, we have financed our operations primarily through equity financings.
We expect that our operating expenses will continue to increase as we (i) continue to expand our commercial infrastructure, (ii) develop, enhance, and expand the commercialization of our r-SNM System in the United States, (iii) potentially seek additional FDA regulatory approvals for our r-SNM System or other future product candidates in the United States, and (iv) increase our commercialization efforts internationally. As a result, we expect to continue to incur operating losses for the foreseeable future. Our expected future operating losses, combined with our prior operating losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
If we do not generate sufficient revenue, we may not be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability in subsequent periods or on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material and adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.
Our r-SNM System currently represents the vast majority of our sales, and we are substantially dependent on the success of our r-SNM System.
Until we acquired the Bulkamid product on February 25, 2021, our r-SNM System was our sole product, and we expect it will drive the majority of our sales for the foreseeable future. As a result, we are substantially dependent on its success. We expect that it will take time for us to increase adoption of our Bulkamid products. Successfully commercializing medical devices such as ours is a complex and uncertain process. Our commercialization efforts depend on the efforts of our management and sales team, our third-party manufacturers and suppliers, physicians and hospitals, and general economic conditions, among other factors, including the following:
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
We hired and trained sales representatives and clinical specialists with strong backgrounds and experience in SNM therapy and other neurostimulation applications, and who have existing relationships with urologists and urogynecologists. However, we expect that our sales force will require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products will often require or benefit from direct support from us. If our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent any of our sales force is comprised of personnel hired from our competitor, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. This may subject us to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Addressing such allegations would be costly both in terms of time and resources. Any of these risks may adversely affect our business.
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
The manufacturing process of our products includes sourcing components from various third-party suppliers, assembly and testing. We must manufacture and assemble these systems in compliance with regulatory requirements and at an acceptable cost in order to achieve and maintain profitability. We have only a limited history of manufacturing and assembling our products and, as a result, we may have difficulty manufacturing and assembling our products in sufficient quantities in a timely manner. Our limited manufacturing history may not provide us with enough data to accurately predict future component demand, fluctuations in availability and pricing of commodity materials of supply, and, to anticipate our costs and supply needs effectively. We may in the future experience delays in obtaining components from suppliers, which could impede our ability to manufacture and assemble our products on our expected timeline. As a result of this or any other delays, we may encounter difficulties in production of our products, including problems with quality control and assurance, component supply shortages or surpluses (including with respect to the ceramic and titanium we use in our products), increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements.
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

Our present and future funding requirements will depend on many factors, including:
•the costs associated with manufacturing, selling, and marketing our products, including the cost and timing of implementing our sales and marketing plan and expanding our manufacturing capabilities;
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
In addition, our reliance on Contura International entails additional risks, including reliance on Contura International for regulatory compliance and quality assurance, the possible breach of the Manufacturing and Supply Agreement by Contura International, and the possible termination of the Manufacturing and Supply Agreement at a time that is costly or inconvenient for us. Our failure, or the failure of Contura International, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Bulkamid. Our dependence on Contura International also subjects us to all of the risks related to Contura International’s business, which are all generally beyond our control. Contura International’s ability to perform its obligations under the Manufacturing and Supply Agreement is dependent on Contura International’s operational and financial health, which could be negatively impacted by several factors, including changes in the economic and political and legislative conditions.
Any termination or loss of significant rights under the License Agreement would materially and adversely affect our development and commercialization of our r-SNM System.
    If AMF terminates the License Agreement under certain circumstances, we may be required to pay damages to AMF and AMF may have the right to terminate the license. In addition, if we do not have sufficient funds available to meet our payment obligations, AMF could terminate the License Agreement. Any termination or loss of rights (including exclusivity) under the License Agreement could materially and adversely affect our ability to develop and commercialize our r-SNM System, which in turn would have a material adverse effect on our business, operating results and prospects.
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
In the United States, we derive most of our revenue from the sale of our products to hospitals and ASCs, which typically bill various third-party payors, including Medicare, Medicaid, private insurance companies, health maintenance organizations and other healthcare-related organizations. In addition, we expect that any portion of the costs and fees associated with our products that are not covered by these third-party payors, such as deductibles or co-payments, will be billed directly to the patient by the provider. Further, certain third-party payors may not cover our products and the related procedures because they may determine that our products and the related procedures are experimental or investigational. Customers that perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Customers may also be subject to recovery of overpayments if a third-party payor makes payment for the claim and subsequently determines that the third-party payor’s coding, billing or coverage policies were not followed. Further, any decline in the amount payors are willing to reimburse our customers could make it difficult for our customers to adopt or continue using our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.
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
We perform substantially all of our research and development and back-office activity and maintain a substantial portion of our finished goods inventory for our r-SNM System in Irvine, California. We warehouse a substantially lesser quantity of finished goods in a contract warehousing facility in the Netherlands. Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. Our facilities, and those of our contractors, may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
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
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries and all 50 states within the United States. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect the pandemic to continue to negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System has decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada, have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. For example, in the United States, governmental authorities have recommended, and in certain cases required, or healthcare providers have decided that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. We believe the COVID-19 pandemic has also negatively impacted the number of OAB, FI and UR diagnoses and patients screened for eligibility for our r-SNM system as hospitals and ASCs focus on COVID-19 and as patients postpone healthcare visits and treatments. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. Further, once the pandemic subsides, we anticipate there will be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ASCs relating to a variety of medical conditions, and as a result, patients seeking procedures performed using our r-SNM System, may have to navigate limited provider capacity. We believe this limited provider, hospital and ASC capacity could have a significant adverse effect on our business, financial condition and results of operations following the end of the pandemic. Additionally, even after it is deemed advisable to resume conducting elective procedures, some patients may elect not to undergo procedures or delay scheduling procedures to avoid traveling to healthcare facilities due to safety concerns.
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
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about approved medical devices, such as our products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Physicians could use our products on their patients in a manner that is inconsistent with the approved label. We cannot prevent a physician from using our products off-label when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those that may be approved by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
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
Failure to comply with post market regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw our products from the market.
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
There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. We may also be subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid;
•the federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent;
•the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•HIPAA which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•the federal Physician Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which requires reports annually to the DHHS Centers for Medicare and Medicaid Services (CMS) information related to payments and other transfers of value to physicians;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH Act) and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers; and
•state laws related to insurance fraud in the case of claims involving private insurers.
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
We depend upon third-party suppliers, including single source component suppliers, making us vulnerable to supply problems and price fluctuations.
We rely on third-party suppliers, including some single source suppliers for certain components of our products, to provide us with a portion of our demand for one of our products as well as components used in the manufacturing of our products. In some cases, we purchase supplies through purchase orders and do not have long-term supply agreements with, or guaranteed commitments from, our component suppliers, including single source suppliers. Many of our suppliers and contract manufacturers are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We depend on our suppliers to provide us and our customers with materials or products in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, including as a result of the ongoing COVID-19 pandemic, any of which could delay or impede their ability to meet our demand. These suppliers may cease producing the products or components we purchase from them or otherwise decide to cease doing business with us. Further, we maintain limited volumes of inventory from most of our suppliers and contract manufacturers. If we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation. In addition, if we fail to effectively manage our relationships with our suppliers and contract manufacturers, we may be required to change suppliers or contract manufacturers. While we believe alternate suppliers exist for all materials, components and services necessary to manufacture our products, establishing additional or replacement suppliers for any of these materials, components or services, if required, could be time-consuming, expensive and may result in interruptions in our operations and product delivery. Even if we are able to find replacement suppliers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which could result in further delay or which may not be obtained at all. If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost, volumes and quality on a timely basis, the continued commercialization of our products, the supply of our products to customers and the development of any future products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.

For example, the COVID-19 pandemic has disrupted the operations of certain of our third-party suppliers, resulting in increased lead-times for our purchases of some components and, in certain cases, requiring us to procure materials from alternate suppliers or incur higher logistics expenses. We have worked closely with our manufacturing partners and suppliers to enable us to source key components and maintain appropriate inventory levels to meet customer demand and have not experienced disruptions in our supply chain to date. However, there is no assurance that we will not experience more significant disruptions in our supply chain in the future, particularly if the operations of our contract manufacturing partners or any of our critical single source suppliers are more severely impacted by the pandemic and associated labor and component shortages. Any supply interruption from our suppliers or failure to obtain additional suppliers for products or any of the components used in our products would limit our ability to manufacture our products and could have a material adverse effect on our business, financial condition and results of operations.
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
Third parties may assert that we, or any of our current or future licensors, including AMF, are employing their proprietary technology without authorization. For example, on  November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against us in the United States District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. We refer to this matter as the Medtronic Litigation. The complaint asserts that our r-SNM System infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that we have infringed and are infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing us from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. We believe the allegations are without merit and are vigorously defending ourselves against them. Given the early stage of the Medtronic Litigation, we are unable to predict the likelihood of success of the claims of the Medtronic Affiliates against us or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require us to dedicate significant financial resources and management resources to our defense. An adverse ruling against us could materially and adversely affect our business, financial position, results of operations or cash flows and could also result in reputational harm. Even if we are successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
On March 16, 2020, we filed seven petitions before the United States Patent and Trademark Office (USPTO) requesting inter partes review (IPR) to contest the validity of each of the Medtronic patents that Medtronic has alleged are being infringed by us. In September 2020, the USPTO decided that it will accept or “institute” the IPR process for six of the seven patents, finding that we had demonstrated a reasonable likelihood that at least one, if not all, of the claims of these six patents are invalid. The USPTO issued decisions on the IPR petitions in September 2021. The USPTO invalidated several claims in the Medtronic patents but declined to invalidate the majority of asserted claims. We appealed the decisions on the claims that were not invalidated. Following these IPR decisions, the judge presiding over the litigation in the United States District Court for the Central District of California lifted the stay on litigation proceedings. We are currently engaged in discovery in the Medtronic Litigation.
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
Any litigation or claim against us or AMF, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from commercialization of our r-SNM System, or harm our reputation. If we or AMF are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (which may be increased up to three times of awarded damages) and/or substantial royalties and could be prevented from selling our infringing products unless we obtain a license or are able to redesign our r-SNM System to avoid infringement. Any such license may not be available on reasonable terms, if at all, and we may not be able to redesign the infringing product in a way that would not infringe the intellectual property rights of others. We could encounter delays in product introductions while we attempt to develop alternative methods or products. If we fail to obtain any required licenses or make any necessary changes to our r-SNM System, including future technologies, we may have to withdraw our r-SNM System from the market or may be unable to commercialize our r-SNM System.
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
We own numerous issued patents and pending patent applications that relate to our products and several issued patents and patent applications were licensed from AMF in 2013 pursuant to the License Agreement. As of December 31, 2021, we own 44 issued U.S. patents and 141 issued foreign patents, and 21 pending U.S. patent applications and 24 pending foreign patent applications. We also license from AMF 25 issued U.S. patents and three pending U.S. patent applications, as well as 50 issued foreign patents and six pending foreign patent applications. Issued patents owned or used by us will expire between 2021 and 2040.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In August 2014, we entered into a five-year operating lease for approximately 12,215 square feet of office space beginning on November 1, 2014, and expiring on October 31, 2019. In June 2019, the lease was amended to extend the expiration date to October 31, 2020, in September 2020, the lease was amended to extend the expiration date to July 31, 2022, and in December 2021, the lease was amended to extend the expiration date to January 31, 2028.
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
In August 2020, we entered into a 38-month operating lease for approximately 5,693 square feet of warehouse space beginning on October 15, 2020 and expiring on December 31, 2023. We use these premises for general warehouse space.
    For additional information, see Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 3. Legal Proceedings.
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against us in the United States District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. We refer to this matter as the Medtronic Litigation. The complaint asserts that our r-SNM System infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that we have infringed and are infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing us from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. We believe the allegations are without merit and are vigorously defending ourselves against them. Given the early stage of the Medtronic Litigation, we are unable to predict the likelihood of success of the claims of the Medtronic Affiliates against us or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require us to dedicate significant financial resources and management resources to our defense. An adverse ruling against us could materially and adversely affect our business, financial position, results of operations or cash flows and could also result in reputational harm. Even if we are successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
On March 16, 2020, we filed seven petitions before the United States Patent and Trademark Office (USPTO) requesting inter partes review (IPR) to contest the validity of each of the Medtronic patents that Medtronic has alleged are being infringed by us. In September 2020, the USPTO decided that it will accept or “institute” the IPR process for six of the seven patents, finding that we had demonstrated a reasonable likelihood that at least one, if not all, of the claims of these six patents are invalid. The USPTO issued decisions on the IPR petitions in September 2021. The USPTO invalidated several claims in the Medtronic patents but declined to invalidate the majority of asserted claims. We have appealed the decisions on the claims that were not invalidated. Following these IPR decisions, the judge presiding over the litigation in the United States District Court for the Central District of California lifted the stay on litigation proceedings. We are currently engaged in discovery in the Medtronic Litigation.
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
Holders of Record
    At February 25, 2022, there were approximately 543 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
    We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.
Unregistered Sales of Equity Securities
    Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during fiscal year 2021.
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

$600
$500
$400
$300
$200
$100
$-
10/31/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
AXNX
GSPC
SPSIHE

$100 investment in stock or index	October 31, 2018	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Axonics, Inc. (AXNX)	$100.00	$100.87	$184.98	$326.37	$373.83
S&P 500 Index (GSPC)	$100.00	$92.44	$119.14	$137.63	$176.22
S&P 500 Health Care Equipment Index (SPSIHE)	$100.00	$90.96	$111.33	$147.89	$152.79
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global medical technology company that is developing and commercializing novel products for adults with bladder and bowel dysfunction, including: (i) implantable SNMs to treat UUI and UUF, together referred to as OAB, as well as FI, and non-obstructive UR; and (ii) a urethral bulking agent to treat female SUI.
OAB affects an estimated 87 million adults in the United States and Europe, with an additional 40 million adults estimated to suffer from FI. SUI affects an estimated 29 million women in the United States alone.
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
We estimate the U.S. SNM market is now approximately $750 million and believe it is a growing market. Until we entered the market, it was serviced by Medtronic as a single participant.
We believe our proprietary r-SNM System, the first to be marketed worldwide, offers significant advantages, and is well positioned to capture market share and grow the market for SNM therapy. Our r-SNM System is designed to last 15 or more years in the human body, is only 5cc in volume, offers broad MRI access, ease of use, intuitive programmers, and the longest interval between recharging among rechargeable SNM systems.
We have marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications and initiated limited commercial efforts in England, the Netherlands and Canada in late 2018 and subsequently in Germany and Switzerland. SNM revenue in 2021 from international operations in the Netherlands, England, Canada, Switzerland, and Germany, was approximately $3.8 million.
We are primarily focused on commercializing our products in the United States, which accounts for the vast majority of sales worldwide. We have established a significant commercial infrastructure, with approximately 290 sales and clinical support personnel in the United States. We continue to make significant investments to build our commercial organization to market and support our products. When making hiring decisions for these roles, we prioritize individuals with strong sales backgrounds who also have existing relationships with urologists and urogynecologists.
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
In May 2021, we received a CE Mark approval on our second-generation rechargeable INS and wireless patient remote control with SmartMRI™ technology.

In May 2021, the FDA approved the use of detachable extremity coils for patients undergoing 1.5T and 3.0T MRI scans.
In late June 2021, we filed a PMA supplement with the FDA for our newly developed, long-lived, non-rechargeable SNM system. The non-rechargeable INS will utilize a primary cell battery with an expected life of at least 10 years with standard stimulation parameters. The non-rechargeable INS submitted for FDA approval is approximately 10cc in volume, utilizes constant current stimulation and a recharge-free patient remote control, and is expected to be MRI compatible with 1.5T and 3.0T scanners.
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
We incurred net losses of $80.1 million, $54.9 million, and $79.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, and had an accumulated deficit of $314.6 million as of December 31, 2021, compared to $234.5 million at December 31, 2020. As of December 31, 2021, we had available cash and cash equivalents of approximately $220.9 million, current liabilities of approximately $26.9 million, and long-term liabilities of approximately $38.6 million.
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
Impact of COVID-19
The COVID-19 pandemic negatively impacted our sales, starting in the second quarter of 2020, by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect that the pandemic could negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada, have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled from middle of March 2020 through May 2020, but order flow began a gradual recovery in May 2020 and continued to improve in the second half of 2020 through the second quarter of 2021. During the second half of 2021, certain outpatient elective procedures were again postponed or cancelled related to the COVID-19 pandemic and specifically the Delta and Omicron variants, which adversely affected our business during the second half of 2021.
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
AMF License Agreement
On October 1, 2013, we entered into the License Agreement, pursuant to which AMF licensed us the AMF IP relating to AMF Licensed Products.
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the years ended December 31, 2021, 2020, and 2019, we have recorded royalties of $6.3 million, $4.4 million, and $0.6 million, respectively. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.

Components of Our Results of Operations
Net Revenue
Revenue during the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
SNM net revenue
United States	$153,837	$107,542	$8,376
International markets	3,753	3,993	5,444
	$157,590	$111,535	$13,820
Bulkamid net revenue
United States	$12,660	$—	$—
International markets	10,040	—	—
	$22,700	$—	$—
Total net revenue	$180,290	$111,535	$13,820
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of costs of the components of our r-SNM System, third-party contract labor costs, overhead costs, Bulkamid product costs, as well as distribution-related expenses such as logistics and shipping costs. The overhead costs include the cost of material procurement and operations supervision and management personnel. We expect overhead costs as a percentage of revenue to decrease as our sales volume increases. Cost of goods sold also include other expenses such as scrap and inventory obsolescence. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows. We expect gross margin to vary based on manufacturing costs, regional differences in pricing, and discounts negotiated by customers.
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

 The following table summarizes our research and development expenses by functional area for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Personnel related	$19,192	$12,176	$11,917
Clinical development	862	501	1,401
Contract R&D and manufacturing	9,960	10,548	4,936
Royalty expense	6,282	4,421	553
Other R&D expenses	1,001	1,409	1,259
Total R&D expenses	$37,297	$29,055	$20,066
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense payable under the Loan Agreement with Silicon Valley Bank and other debt arrangements, gains and losses on foreign currency transactions, net of interest income earned on cash equivalents.

Income Tax Expense
Income tax expense primarily consists of a remeasurement of deferred tax liabilities in our foreign operations as a result of a change in enacted tax rates in the U.K., net of losses benefited in certain foreign jurisdictions. We maintain a full valuation allowance for deferred tax assets in our domestic operations, including net operating loss carryforwards and research and development credits.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table shows our results of operations for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Years Ended December 31,		Period to Period Change
	2021	2020
Net revenue	$180,290	$111,535	$68,755
Cost of goods sold	64,572	44,444	20,128
Gross profit	115,718	67,091	48,627
Gross Margin	64.2%	60.2%
Operating expenses
Research and development	37,297	29,055	8,242
General and administrative	32,785	25,551	7,234
Sales and marketing	105,789	66,130	39,659
Amortization of intangible assets	7,241	115	7,126
Acquisition-related costs	4,414	—	4,414
Total operating expenses	187,526	120,851	66,675
Loss from operations	(71,808)	(53,760)	(18,048)
Other income (expense)
Interest income	40	761	(721)
Loss on disposal of property and equipment	(91)	(41)	(50)
Interest and other expense	(7,426)	(1,874)	(5,552)
Other expense, net	(7,477)	(1,154)	(6,323)
Loss before income tax expense	(79,285)	(54,914)	(24,371)
Income tax expense	782	1	781
Net loss	(80,067)	(54,915)	(25,152)
Foreign currency translation adjustment	(6,129)	(3)	(6,126)
Comprehensive loss	$(86,196)	$(54,918)	$(31,278)
Net Revenue
Net revenue was $180.3 million in fiscal year 2021 and was primarily derived from the sale of our products to customers in the United States and certain international markets. Net revenue was $111.5 million in fiscal year 2020 and was primarily derived from the sale of our r-SNM System to customers in the United States, Europe and Canada. The increase in net revenue is primarily due to increased sales of our r-SNM System as we expanded our customer base in the U.S. and international markets and the addition of $22.7 million in Bulkamid sales. Sales in fiscal year 2020 were also more severely impacted by the COVID-19 global pandemic, with the initial restrictions on elective procedures occurring during the second quarter of 2020 and continuing through 2021.
Cost of Goods Sold and Gross Margin
We incurred $64.6 million of cost of goods sold in fiscal year 2021. We incurred $44.4 million in fiscal year 2020. Gross margin was 64.2% in fiscal year 2021, compared to 60.2% in fiscal year 2020. The increase in gross margin is primarily due to increased efficiencies resulting in higher absorption rates.

Research and Development Expenses
Research and development expenses increased $8.2 million, or 28.4%, to $37.3 million in fiscal year 2021, compared to $29.1 million in fiscal year 2020. The increase in research and development expenses was primarily attributable to an increase of $7.0 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits.
General and Administrative Expenses
General and administrative expenses increased $7.2 million, or 28.4%, to $32.8 million in fiscal year 2021, compared to $25.6 million in fiscal year 2020, primarily as a result of an increase of $3.6 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits and an increase of $2.7 million in the change in fair value of the contingent consideration.
Sales and Marketing Expenses
Sales and marketing expenses increased $39.7 million, or 60.0%, to $105.8 million in fiscal year 2021, compared to $66.1 million in fiscal year 2020. The increase in sales and marketing expenses was primarily due to an increase of $27.4 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits, an increase of $4.9 million related to direct-to-consumer programs and other advertising expenses, and an increase of $3.5 million related to travel expenses.
Amortization of Intangible Assets
Amortization of intangible assets increased to $7.2 million in fiscal year 2021, compared to $0.1 million in fiscal year 2020. The increase in amortization of intangible assets was primarily due to an increase of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs was $4.4 million in fiscal year 2021 related to the Contura acquisition.
Other Expense, Net
Other expense, net was $7.5 million in fiscal year 2021, consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank. Other expense, net was $1.2 million in fiscal year 2020, consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank, partially offset by interest income earned on cash equivalents.
Income Tax Expense
Income tax expense was $0.8 million in fiscal year 2021 primarily related to the remeasurement of our U.K. deferred tax liabilities due to an increase in the U.K. income tax rate, net of losses benefited in certain foreign jurisdictions. We recorded minimal income tax expense in fiscal year 2020.
Comparison of the Years Ended December 31, 2020 and 2019
For a comparison of our results of operations and cash flows for the years ended December 31, 2020 and 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.
Liquidity and Capital Resources
We only began full-scale commercialization of our r-SNM System in late 2019. We have expended significant resources on research and development activities, growing our operations organization and building and training our sales organization.
We incurred net losses of $80.1 million, $54.9 million, and $79.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, and had an accumulated deficit of $314.6 million as of December 31, 2021 compared to $234.5 million at December 31, 2020. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our products in the United States and internationally.
As of December 31, 2021, we had cash and cash equivalents of $220.9 million compared to $241.2 million at December 31, 2020. We expect that our cash and cash equivalents on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock and cash receipts from sales of our products. As of December 31, 2021, we had no outstanding borrowings.
Our principal contractual obligations consist of payments due under the Loan Agreement, including interest and principal payments and the final payment. The following table sets out, as of December 31, 2021, our contractual obligations due by period (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations(1)	$12,892	$2,063	$4,160	$4,389	$2,280
Purchase Obligations(2)	38,618	38,618	—	—	—
Other Long-Term Liabilities(3)	2,375	175	400	400	1,400
Total	$53,885	$40,856	$4,560	$4,789	$3,680
(1)    Our principal office is currently located at 26 Technology Drive, Irvine, California 92618, where we lease approximately 25,548 square feet of office space under a lease that terminates on October 31, 2027. In addition, we maintain offices at 15326 Alton Parkway, Irvine, California 92618, where we lease approximately 32,621 square feet of office space under a lease that terminates on January 31, 2028, and at 7575 Irvine Center Drive, Suite 200, Irvine, California 92618, where we lease approximately 12,215 square feet of space, and where we conduct the training of our sales team, under a lease that terminates on January 31, 2028.
(2)    Purchase obligations represent open purchase orders primarily for component materials and third-party contract labor costs at the end of the fiscal year. These purchase orders can be impacted by various factors, including the timing of issuing orders, the timing of the shipment of orders, and currency fluctuations.
(3)    Represents the Minimum Royalty due under the License Agreement.
From time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims, including the License Agreement, and certain real estate leases, supply purchase agreements, and agreements with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
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

Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash provided by (used in)
Operating activities	$(47,306)	$(83,742)	$(83,454)
Investing activities	(143,002)	9,654	45,287
Financing activities	170,513	144,190	110,955
Effect of exchange rate changes on cash and cash equivalents	(508)	(3)	(12)
Net (decrease) increase in cash and cash equivalents	$(20,303)	$70,099	$72,776
Net cash used in operating activities
Net cash used in operating activities was $47.3 million in fiscal year 2021 and consisted primarily of a net loss of $80.1 million, a decrease from changes in net operating assets of $9.8 million, partially offset by non-cash charges of $42.6 million. Net operating assets consisted primarily of inventory and accounts receivable due to the commercial growth of our r-SNM System in the United States and the addition of Bulkamid sales. Non-cash charges consisted primarily of stock-based compensation and depreciation and amortization.
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
Net cash (used in) provided by investing activities
Net cash used in investing activities was $143.0 million in fiscal year 2021 and consisted primarily of the $140.7 million paid for the acquisition of Contura.
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
Net cash provided by financing activities
Net cash provided by financing activities was $170.5 million in fiscal year 2021 and consisted primarily of $190.0 million in net proceeds received in the May 2021 follow-on offering, partially offset by a net debt repayment of $26.1 million.
Net cash provided by financing activities was $144.2 million in fiscal year 2020 and consisted primarily of $140.5 million in net proceeds received in the May 2020 follow-on offering.
Net cash provided by financing activities was $111.0 million in fiscal year 2019 and consisted primarily of $110.4 million in net proceeds received in the follow-on offering.

Indebtedness
In June 2021, the principal amount, accrued interest, accrued loan fees, and prepayment fees related to the term loan under the Loan and Security Agreement with Silicon Valley Bank entered into in February 2021, were paid in full. The unamortized debt issuance costs of $4.4 million was expensed and recognized as interest expense.
In January 2021, the principal amount, accrued interest, accrued loan fees, and prepayment fees related to the Term Loan were paid in full. The unamortized debt issuance costs of $0.4 million was expensed and recognized as interest expense.
We have no further indebtedness arrangements.
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
Revenue Recognition
Revenue recognized during the years ended December 31, 2021, 2020, and 2019 relates entirely to the sale of our products to our customers and distributors.
We have revenue arrangements that consist of a single performance obligation. We recognize revenue at the point in time when it transfers control of promised goods to its customers. Revenue is measured as the amount of consideration it expects to receive in exchange for transferring goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as discounts, where applicable. We also sell to distributors and apply the same policies as our revenue arrangements with customers, specifically that revenue is recognized at the point in time when we transfer control of promised goods to our distributors, revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods, the amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as discounts, where applicable. We do not offer rights of return or price protection. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Payment terms, typically less than three months, do not include a significant financing component. We extend credit to our customers and distributors based upon an evaluation of their financial condition and credit history and generally require no collateral. We do not have any contract balances related to product sales. We also do not have significant contract acquisition costs related to product sales.
Shipping and handling costs incurred for the delivery of goods to customers and distributors are included in cost of goods sold. Amounts billed to customers and distributors for shipping and handling are included in net revenue.
Allowance for Credit Losses
We make estimates of the collectability of accounts receivable in accordance with ASU 2016-13. Our estimate of future losses is made by management based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and reasonable forecasted economic trends. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future economic and industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on our customers are highly uncertain and cannot be predicted. As a result, our future collection experience can differ significantly from historical collection trends. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations and financial condition.
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
Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration is estimated using a binary option-based approach with assumptions we believe would be made by a market participant. Significant inputs include projected revenues, discount rates, volatility factors and risk-free rates. We assess these assumptions on an ongoing basis as additional data impacting the assumptions is obtained and any change in fair value of the contingent consideration is recorded in the consolidated statements of comprehensive loss. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the projected revenues would result in a directionally similar change to the overall estimate of the contingent consideration.
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
We analyze inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its net realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of the r-SNM System is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to our inventory values. We also apply judgment related to the results of quality tests that are performed throughout the production process, as well as the understanding of regulatory guidelines, to determine if it is probable that inventory will be saleable. These quality tests are performed throughout the pre- and post-production processes, and we continually gather information regarding product quality for periods after the manufacturing date. Our products currently have a maximum estimated shelf-life range of 12 to 36 months and based on sales forecasts, we expect to realize the carrying value of the product inventory. In the future, reduced demand, quality issues, or excess supply beyond those anticipated by management may result in a material adjustment to inventory levels, which would be recorded as an increase to cost of sales.
The determination of whether inventory costs will be realizable or not requires estimates by our management. A critical input in this determination is future expected inventory requirements based on internal sales forecasts. Management then compares these requirements to the expiry dates of inventory on hand. To the extent that inventory is expected to expire prior to being sold, management will write down the value of inventory.
Goodwill
Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We evaluate our goodwill on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or perform an annual impairment test. When tested quantitatively, we compare the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in our market capitalization. We estimate the fair values of our reporting unit using a combination of the discounted cash flow

(DCF) and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss.
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
Exclusive license asset
The intangible asset represents exclusive rights of existing technologies and development services from MST entered into on March 2, 2021. The agreement was provided in exchange for 65,594 shares of common stock, $0.0001 par value, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. We will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date.
Contura acquisition
The intangible assets represent technology, trade names and trademarks, and customer relationships acquired from Contura on February 25, 2021. The straight-line method over the period of estimated benefit is used to amortize finite-lived intangible assets except for customer relationships. Accounting Standards Codification (ASC) 350-30-35-3 states that customer relationships generally dissipate at a more rapid rate in the earlier periods following a company’s succession to these relationships, with the rate of attrition declining over time. As such, the accelerated method is used to amortize customer relationships.
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
Leases
In accordance with Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)”, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. We have elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. Topic 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. We apply the bright line thresholds referenced in Topic 842 to assist in evaluating leases for appropriate classification between operating and finance leases. The aforementioned bright lines are applied consistently to our entire portfolio of leases.

Operating lease ROU asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate, which is the rate for a fully collateralized amortizing loan with the same maturity as the lease term, based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Research and Development
Research and development costs are charged to operations as incurred. Research and development costs include salary and personnel-related costs, costs of clinical studies and testing, supplies and materials, and outside consultant costs.
Advertising Expense
The Company expenses advertising costs as they are incurred.
Income Taxes
We account for income taxes using the asset and liability method to compute the difference between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. We have net deferred tax assets in certain jurisdictions. The realization of these deferred tax assets is dependent upon our ability to generate sufficient taxable income in future years. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. We evaluate the recoverability of the deferred tax assets annually and maintain a full valuation allowance on our U.S. net deferred tax assets. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. and foreign entities and are taxed accordingly. In the normal course of business, we are audited by federal, state and foreign tax authorities, and subject to inquiries from those tax authorities regarding the amount of taxes due. These inquiries may relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. Our policy is to recognize interest and penalties related to unrecognized tax benefits, if any, in income tax expense.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $220.9 million as of December 31, 2021, which came from public offerings of our common stock and cash receipts from our product sales. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Axonics, Inc.
Irvine, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axonics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for an Acquisition
As described in Note 9 to the consolidated financial statements, the Company completed the acquisition of Contura Limited for the purchase price of approximately $204.7 million during the year ended December 31, 2021. As a result of this business combination, the Company recorded $112.2 million of identifiable intangible assets and $7.6 million in contingent consideration.
We identified management’s judgements used to determine the fair values of identifiable intangible assets and the contingent consideration related to the Contura Limited acquisition as a critical audit matter. The principal considerations for our determination are the subjective judgement required by management in formulating forecasted revenues and assessing the appropriateness of the valuation methodologies and the discount, royalty and attrition rates used in developing the fair values of the acquired identifiable intangible assets and the contingent consideration.
Auditing these considerations involved especially subjective and challenging auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of forecasted revenue by comparing to historical performance and evaluating significant inputs used in the development of forecasted revenue.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the valuation methodologies, (ii) evaluating the reasonableness of certain significant assumptions including discount, royalty, and attrition rates used in the valuation models and (iii) evaluating the potential effect of changes in certain critical assumptions on the fair value calculations.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2018.
Costa Mesa, California
March 1, 2022

Axonics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$220,878	$241,181
Accounts receivable, net of allowance for credit losses of $355 and $465 at December 31, 2021 and 2020, respectively	29,044	18,270
Inventory, net	64,946	63,060
Prepaid expenses and other current assets	6,449	5,435
Total current assets	321,317	327,946
Property and equipment, net	6,915	6,328
Intangible assets, net	106,469	196
Other assets	7,734	7,736
Goodwill	105,510	—
Total assets	$547,945	$342,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,654	$10,660
Accrued liabilities	5,435	6,684
Accrued compensation and benefits	12,413	5,948
Operating lease liability, current portion	1,366	1,280
Debt, net of unamortized debt issuance costs, current portion	—	21,110
Total current liabilities	26,868	45,682
Operating lease liability, net of current portion	9,052	9,154
Deferred tax liabilities, net	19,217	—
Other long-term liabilities	10,370	—
Total liabilities	65,507	54,836
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, par value $0.0001 per share, 50,000,000 shares authorized at December 31, 2021 and 2020; 46,330,167 and 39,931,030 shares issued and outstanding at December 31, 2021 and 2020, respectively	5	4
Additional paid-in capital	803,559	522,296
Accumulated deficit	(314,566)	(234,499)
Accumulated other comprehensive loss	(6,560)	(431)
Total stockholders’ equity	482,438	287,370
Total liabilities and stockholders’ equity	$547,945	$342,206
See accompanying notes to consolidated financial statements.

Axonics, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Net revenue	$180,290	$111,535	$13,820
Cost of goods sold	64,572	44,444	6,490
Gross profit	115,718	67,091	7,330
Operating expenses
Research and development	37,297	29,055	20,066
General and administrative	32,785	25,551	19,076
Sales and marketing	105,789	66,130	48,672
Amortization of intangible assets	7,241	115	115
Acquisition-related costs	4,414	—	—
Total operating expenses	187,526	120,851	87,929
Loss from operations	(71,808)	(53,760)	(80,599)
Other income (expense)
Interest income	40	761	2,974
Loss on disposal of property and equipment	(91)	(41)	—
Interest and other expense	(7,426)	(1,874)	(2,309)
Other (expense) income, net	(7,477)	(1,154)	665
Loss before income tax expense	(79,285)	(54,914)	(79,934)
Income tax expense	782	1	1
Net loss	(80,067)	(54,915)	(79,935)
Foreign currency translation adjustment	(6,129)	(3)	(12)
Comprehensive loss	$(86,196)	$(54,918)	$(79,947)

Net loss per share, basic and diluted (see Note 1)	$(1.86)	$(1.48)	$(2.80)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	43,072,298	36,981,335	28,567,302
See accompanying notes to consolidated financial statements.

Axonics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	27,806,934	$3	$243,337	$(99,649)	$(416)	$143,275
Issuance of common stock for employee stock option exercises for cash	281,744	—	506	—	—	506
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	613,717	—	7,655	—	—	7,655
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	—	—	1,065	—	—	1,065
Follow-on offering - issuance of 5,345,000 shares at $22.00 per share, less offering costs of $7,141	5,345,000	—	110,449	—	—	110,449
Issuance of common stock for warrant exercise	63,600	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Net loss	—	—	—	(79,935)	—	(79,935)
Balance at December 31, 2019	34,110,995	3	363,012	(179,584)	(428)	183,003
Issuance of common stock for employee stock option exercises for cash	767,792	—	3,703	—	—	3,703
RSA issuances and forfeitures for terminations, net and stock-based compensation	405,907	—	11,792	—	—	11,792
Issuance of common stock for vesting of RSU and stock-based compensation	46,336	—	3,303	—	—	3,303
Follow-on offering - issuance of 4,600,000 shares at $32.50 per share, less offering costs of $9,013	4,600,000	1	140,486	—	—	140,487
Foreign currency translation adjustment	—	—	—	—	(3)	(3)
Net loss	—	—	—	(54,915)	—	(54,915)
Balance at December 31, 2020	39,931,030	4	522,296	(234,499)	(431)	287,370
Issuance of common stock for employee stock option exercises for cash	522,495	—	6,757	—	—	6,757
RSA issuances and forfeitures for terminations, net and stock-based compensation	520,411	—	17,793	—	—	17,793
Issuance of common stock for vesting of RSU and stock-based compensation	169,054	—	7,371	—	—	7,371
Follow-on offering - issuance of 4,025,000 shares at $50.00 per share, less offering costs of $11,272	4,025,000	1	189,977	—	—	189,978
Issuance of common stock for acquisition of Contura Limited	1,096,583	—	55,728	—	—	55,728
Issuance of common stock for exclusive license asset	65,594	—	3,637	—	—	3,637
Foreign currency translation adjustment	—	—	—	—	(6,129)	(6,129)
Net loss	—	—	—	(80,067)	—	(80,067)
Balance at December 31, 2021	46,330,167	$5	$803,559	$(314,566)	$(6,560)	$482,438
See accompanying notes to consolidated financial statements.

Axonics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net loss	$(80,067)	$(54,915)	$(79,935)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,126	1,741	1,191
Loss on disposal of property and equipment	91	41	—
Stock-based compensation	25,164	15,095	8,720
Amortization of debt issuance costs	4,991	774	873
(Reversal of) provision for allowance of credit losses	(122)	390	75
Change in fair value of contingent consideration	2,740	—	—
Deferred income taxes and other items, net	582	165	—
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(8,998)	(10,781)	(7,527)
Inventory	(1,108)	(47,353)	(11,986)
Prepaid expenses and other current assets	(940)	(863)	(752)
Other assets	(225)	(90)	(299)
Accounts payable	(2,862)	4,778	2,446
Accrued liabilities	(1,976)	4,193	1,155
Accrued compensation and benefits	6,155	2,573	2,711
Lease liability	143	510	(126)
Net cash used in operating activities	(47,306)	(83,742)	(83,454)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,261)	(2,938)	(1,339)
Acquisition of a business, net of cash acquired	(140,741)	—	—
Purchases of short-term investments	—	—	(36,404)
Proceeds from sales and maturities of short-term investments	—	12,592	83,030
Net cash (used in) provided by investing activities	(143,002)	9,654	45,287
Cash Flows from Financing Activities
Payment of debt issuance costs	(106)	—	—
Proceeds from debt	75,000	—	—
Repayment of debt	(101,116)	—	—
Proceeds from offering of common stock upon follow-on public offering	201,250	149,500	117,590
Payment of common stock offering costs upon follow-on public offering	(11,272)	(9,013)	(7,141)
Proceeds from exercise of stock options	6,757	3,703	506
Net cash provided by financing activities	170,513	144,190	110,955
Effect of exchange rate changes on cash and cash equivalents	(508)	(3)	(12)
Net (decrease) increase in cash and cash equivalents	(20,303)	70,099	72,776
Cash and cash equivalents, beginning of year	241,181	171,082	98,306
Cash and cash equivalents, end of year	$220,878	$241,181	$171,082
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,178	$1,102	$1,436
Cash paid for taxes	$1	$1	$1
Noncash Investing and Financing Activities
Common stock issuance for business acquisition	$55,728	$—	$—
Contingent consideration for business acquisition	$7,630	$—	$—
Common stock issuance for exclusive license asset	$3,637	$—	$—
Accrued loan fees as debt issuance costs	$4,500	$—	$—
See accompanying notes to consolidated financial statements.

AXONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Axonics, Inc. (the Company) was incorporated in the state of Delaware on March 2, 2012 under the name American Restorative Medicine, Inc. In August 2013, the Company changed its name to Axonics Modulation Technologies, Inc. In March 2021, the Company changed its name to Axonics, Inc. The Company had no operations until October 1, 2013, when the license agreement between Alfred E. Mann Foundation for Scientific Research (AMF) and the Company (the License Agreement) was entered into. The Company is a medical technology company that develops and commercializes innovative and minimally invasive products to treat bladder and bowel dysfunction. The Company has designed and developed the rechargeable sacral neuromodulation (SNM) system (r-SNM System), which delivers mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (OAB), urinary retention (UR) and fecal incontinence (FI). The r-SNM System is protected by intellectual property based on Company-generated innovations and patents and other intellectual property licensed from AMF. The Company has marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications. The premarket approval (PMA) application for the r-SNM System for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) on September 6, 2019, and the PMA application for the r-SNM System for the treatment of OAB and UR was approved by the FDA on November 13, 2019. Accordingly, the Company began U.S. commercialization of its r-SNM System in the fourth quarter of 2019. Prior to the fourth quarter of 2019, the Company derived revenue only from its international operations in select markets including England, the Netherlands and Canada, and its activities had consisted primarily of developing the r-SNM System, conducting its RELAX-OAB post-market clinical follow-up study in Europe, its ARTISAN-SNM pivotal clinical study in the United States and hiring and training its U.S. commercial team in preparation for the launch of the r-SNM System in the United States. Beginning in February 2021 with the acquisition of Contura Limited, the Company also markets Bulkamid, a urethral bulking agent to treat female stress urinary incontinence (SUI). For more information, see Note 9.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Axonics Europe, S.A.S., Axonics Modulation Technologies U.K. Limited, Axonics Modulation

Technologies Australia Pty Ltd, Axonics Women’s Health Limited, Bulkamid SARL, Axonics GmbH, and Contura, Inc. Intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Certain prior year reported amounts have been reclassified to conform with the 2021 presentation.
COVID-19
The recent COVID-19 outbreak, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has adversely affected the Company’s business in several ways. The primary impact on the Company’s business was the cancellation or delay of elective procedures in certain areas to allow health care facilities to prioritize the treatment of COVID-19 patients during the initial stages and resurgence periods of the pandemic or because patients are avoiding health care facilities that they feel are unsafe. These developments materially reduced the number of procedures using the Company’s r-SNM System. If governmental authorities recommend again in the future that it is deemed advisable for health care facilities to not perform outpatient elective procedures, as was the case at various times throughout 2020 and 2021, the Company expects it would materially harm the Company’s revenues and potentially increase the Company’s operating loss. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus may continue to cause additional outbreaks. These challenges will likely continue for the duration of the pandemic and could reduce our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. If these delays in procedures occur in the future, the Company may have to scale back its business, including reducing headcount, which could have a negative impact on the Company’s long-term operations. The Company could also experience other negative impacts of the COVID-19 outbreak such as the lack of availability of the Company’s key personnel, temporary closures of the Company’s office or the facilities of the Company’s business partners, customers, third party service providers or other vendors, and the interruption of the Company’s supply chain, distribution channels, liquidity and capital or financial markets.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of this evaluation then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences may be material to the consolidated financial statements.
Revenue Recognition
Revenue recognized during the years ended December 31, 2021, 2020, and 2019 relates entirely to the sale of the Company’s products to its customers and distributors.
The Company has revenue arrangements that consist of a single performance obligation. The Company recognizes revenue at the point in time when it transfers control of promised goods to its customers. Revenue is measured as the amount of consideration it expects to receive in exchange for transferring goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as discounts, where applicable. The Company also sells to distributors and applies the same policies as its revenue arrangements with customers, specifically that revenue is recognized at the point in time when it transfers control of promised goods to its distributors, revenue is measured as the amount of consideration it expects to receive in exchange for transferring goods, the amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as discounts, where applicable. The Company does not offer rights of return or price protection. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Payment terms, typically less than three months, do not include a significant financing component. The Company extends credit to its customers and distributors based upon an evaluation of their financial condition and credit history and generally requires no collateral. The Company does not have any contract balances related to product sales. The Company also does not have significant contract acquisition costs related to product sales.
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.2 million and $0.3 million at December 31, 2021 and 2020, respectively. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the years ended December 31, 2021, 2020, and 2019, the replacement costs were $0.2 million, $0.1 million, and minimal, respectively.
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to operating expenses. The warranty liability as of December 31, 2021 and 2020 were $0.1 million and $0.1 million, respectively.
Shipping and handling costs incurred for the delivery of goods to customers and distributors are included in cost of goods sold. Amounts billed to customers and distributors for shipping and handling are included in net revenue.
The following table provides additional information pertaining to net revenue disaggregated by product and geographic market for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
SNM net revenue
United States	$153,837	$107,542	$8,376
International markets	3,753	3,993	5,444
	$157,590	$111,535	$13,820
Bulkamid net revenue
United States	$12,660	$—	$—
International markets	10,040	—	—
	$22,700	$—	$—
Total net revenue	$180,290	$111,535	$13,820
Allowance for Credit Losses
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
The following table summarizes the changes in our allowance for credit losses (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$465	$75	$—
Write-offs	12	—	—
Bad debt (recoveries) expense	(122)	390	75
Balance at end of period	$355	$465	$75
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments purchased with an original maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. At times, the cash and cash equivalent balances may exceed federally insured limits. The Company does not believe that this results in any significant credit risk as the Company’s policy is to place its cash and cash equivalents in highly rated financial institutions.
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
Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration is estimated using a binary option-based approach with assumptions the Company believes would be made by a market participant. Significant inputs include projected revenues, discount rates, volatility factors and risk-free rates. The Company assesses these assumptions on an ongoing basis as additional data impacting the assumptions is obtained and any change in fair value of the contingent consideration is recorded in the consolidated statements of comprehensive loss. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the projected revenues would result in a directionally similar change to the overall estimate of the contingent consideration. The fair value of contingent consideration of $10.4 million at December 31, 2021 is reflected in other long-term liabilities on the Company’s consolidated balance sheets with the change in fair value of $2.7 million during the year ended December 31, 2021 reflected in general and administrative expenses in the consolidated statements of comprehensive loss.
The following table summarizes the changes in the fair value of recurring Level 3 fair value measurements during the year ended December 31, 2021 (in thousands):

Liabilities
Contingent consideration:
December 31, 2020	$—
February 25, 2021 Acquisition	7,630
Change in fair value included in earnings	2,740
December 31, 2021	$10,370
There were no transfers between Levels 1, 2 or 3 for the periods presented.
Investment Securities
Those investments in debt securities with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income within the consolidated statement of comprehensive income (loss). There were no unrealized gains or losses during the years ended December 31, 2021, 2020, and 2019.
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
The Company had no outstanding investment securities as of December 31, 2021 and 2020.
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive gain or loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of December 31, 2021 and 2020, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss. Accumulated other comprehensive loss consists entirely of losses or gains from translation of foreign subsidiaries at December 31, 2021 and 2020.

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
The Company analyzes inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its net realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of the r-SNM System is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to the Company’s inventory values. The Company also applies judgment related to the results of quality tests that are performed throughout the production process, as well as the understanding of regulatory guidelines, to determine if it is probable that inventory will be saleable. These quality tests are performed throughout the pre- and post-production processes, and the Company continually gathers information regarding product quality for periods after the manufacturing date. The Company’s products currently have a maximum estimated shelf-life range of 12 to 36 months and based on sales forecasts, the Company expects to realize the carrying value of the product inventory. In the future, reduced demand, quality issues, or excess supply beyond those anticipated by management may result in a material adjustment to inventory levels, which would be recorded as an increase to cost of sales.
The determination of whether inventory costs will be realizable or not requires estimates by the Company’s management. A critical input in this determination is future expected inventory requirements based on internal sales forecasts. Management then compares these requirements to the expiry dates of inventory on hand. To the extent that inventory is expected to expire prior to being sold, management will write down the value of inventory.
As of December 31, 2021, the Company had $46.8 million, $2.8 million, and $15.3 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.2 million. As of December 31, 2020, the Company had $42.1 million, $3.5 million and $17.5 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively. Reserves were de minimis as of December 31, 2020.
Customer and Vendor Concentration
As of December 31, 2021 and 2020, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of December 31, 2021 and 2020, there was no vendor and one vendor, respectively, who accounted for over 10% of the Company’s consolidated accounts payable. As of December 31, 2021, 2020, and 2019, there were no customers who accounted for over 10% of the Company’s consolidated net revenue. As of December 31, 2021, 2020, and 2019, there were three, two, and three vendors, respectively, who accounted for over 10% of the Company’s inventory-related purchases.

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
Goodwill
Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs an annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair values of its reporting unit using a combination of the discounted cash flow (DCF) and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. During the year ended December 31, 2021, the Company did not record any impairment charges related to goodwill.
Intangible Assets
Patent license asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the IPO, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 3.
Exclusive license asset
The intangible asset represents exclusive rights of existing technologies and development services from MST entered into on March 2, 2021. The agreement was provided in exchange for 65,594 shares of common stock, $0.0001 par value, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 3.
Contura acquisition
The intangible assets represent technology, trade names and trademarks, and customer relationships acquired from Contura on February 25, 2021. The straight-line method over the period of estimated benefit is used to amortize finite-lived intangible assets except for customer relationships. Accounting Standards Codification (ASC) 350-30-35-3 states that customer relationships generally dissipate at a more rapid rate in the earlier periods following a company’s succession to these relationships, with the rate of attrition declining over time. As such, the accelerated method is used to amortize customer relationships. For additional information, see Notes 3 and 9.

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
Leases
In accordance with Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)”, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. Topic 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in Topic 842 to assist in evaluating leases for appropriate classification between operating and finance leases. The aforementioned bright lines are applied consistently to the Company’s entire portfolio of leases.
Operating lease ROU asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate for a fully collateralized amortizing loan with the same maturity as the lease term, based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Research and Development
Research and development costs are charged to operations as incurred. Research and development costs include salary and personnel-related costs, costs of clinical studies and testing, supplies and materials, and outside consultant costs.
Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended December 31, 2021, 2020, and 2019, advertising expense totaled $7.8 million, $2.9 million and $2.6 million, respectively, and are recorded within the sales and marketing expenses in its consolidated statements of comprehensive loss.

Income Taxes
The Company accounts for income taxes using the asset and liability method to compute the difference between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has net deferred tax assets in certain jurisdictions. The realization of these deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income in future years. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company evaluates the recoverability of the deferred tax assets annually and maintains a full valuation allowance on its U.S. net deferred tax assets. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company is subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by the Company’s U.S. and foreign entities and are taxed accordingly. In the normal course of business, the Company is audited by federal, state and foreign tax authorities, and subject to inquiries from those tax authorities regarding the amount of taxes due. These inquiries may relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits, if any, in income tax expense.
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
Net Loss per Share of Common Stock
Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options, unvested RSAs and RSUs are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, diluted net loss per share of common stock is the same as basic net loss per share of common stock for those periods.
For the years ended December 31, 2021, 2020, and 2019, there were 2,444,444, 2,300,982, and 1,737,430 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one segment, the development and commercialization of innovative and minimally invasive products to treat bladder and bowel dysfunction. Geographically, the Company sells over 90% to hospitals in the United States. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, “Income Taxes—Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step-up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. This guidance is effective for annual periods beginning after December 15, 2020, which was the Company’s first quarter of fiscal year 2021, with early adoption permitted. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements or related disclosures.
Recent Accounting Pronouncements
We have reviewed and considered all recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.
Note 2. Property and Equipment
Property and equipment, net consists of the following (in thousands) at:

	December 31,
	2021	2020
Equipment	$2,429	$1,205
Computer hardware and software	2,450	2,286
Tools and molds	1,579	1,404
Leasehold improvements	4,372	3,759
Furniture and fixtures	1,502	1,360
Construction in progress	127	129
	12,459	10,143
Less: accumulated depreciation and amortization	(5,544)	(3,815)
	$6,915	$6,328
Depreciation and amortization expense of property and equipment was $1.9 million, $1.6 million, and $1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 3. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the year ended December 31, 2021 included the following (in thousands):

December 31, 2020	$—
February 25, 2021 Acquisition	109,786
Foreign currency translation adjustment	(4,276)
December 31, 2021	$105,510
Intangible assets as of December 31, 2021 included the following (in thousands):

		December 31, 2021
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	(919)	—	$81
Exclusive license asset	4 years	3,300	(660)	—	2,640
Technology	12 years	81,100	(5,668)	(1,424)	74,008
Trade names and trademarks	Indefinite	19,700	—	(365)	19,335
Customer relationships	12 years	11,400	(799)	(196)	10,405
		$116,500	$(8,046)	$(1,985)	$106,469
Intangible asset as of December 31, 2020 included the following (in thousands):

		December 31, 2020
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation adjustment	Intangible Asset, Net
Patent license asset	8.71 years	$1,000	(804)	—	$196
The Company recorded expense for the amortization of intangible assets of $7.2 million, $0.1 million, and $0.1 million, respectively, during the years ended December 31, 2021, 2020, and 2019. The estimated future amortization expense as of December 31, 2021, is as follows (in thousands):

2022	$9,326
2023	9,138
2024	9,011
2025	7,970
2026	7,820
Note 4. Commitments and Contingencies
Operating Leases
In August 2014, the Company entered into a five-year operating lease for approximately 12,215 square feet of office space beginning on November 1, 2014, and expiring on October 31, 2019. In June 2019, the lease was amended to extend the expiration date to October 31, 2020, in September 2020, the lease was amended to extend the expiration date to July 31, 2022, and in December 2021, the lease was amended to extend the expiration date to January 31, 2028. Upon the execution of the amendments, which were deemed to be a lease modification, the Company reassessed the lease liability using the discount rate at the modification date and recorded ROU assets for the same amount. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term.
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
During the years ended December 31, 2021, 2020, and 2019, ROU assets obtained in exchange for new operating lease liabilities were $1.0 million, $3.8 million, and $1.5 million, respectively. As of December 31, 2021 and 2020, the ROU asset has a balance of $7.1 million and $7.1 million, respectively. The operating lease ROU asset is included within the Company’s other non-current assets, and lease liabilities are included in current or noncurrent liabilities on the Company’s consolidated balance sheets. During the years ended December 31, 2021, 2020, and 2019, cash paid for amounts included in operating lease liabilities were $2.0 million, $1.5 million, and $0.9 million, respectively. Amortization of the ROU asset was $1.0 million, $0.9 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, the weighted-average remaining lease term for the Company’s operating leases were 5.9 years and 6.6 years, respectively. The weighted-average discount rate used to determine the present value of the Company’s operating leases’ future payments was 7.1% and 6.7%, respectively.

Total lease cost for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	December 31,
	2021	2020	2019
Lease cost
Operating lease cost	$2,107	$1,991	$1,031
Short-term lease cost	95	95	177
Variable lease cost	191	179	138
Total lease cost	$2,393	$2,265	$1,346
Payments of operating lease liabilities as of December 31, 2021, are as follows (in thousands):

2022	$2,063
2023	2,094
2024	2,066
2025	2,150
2026	2,239
Thereafter	2,280
12,892
Less: imputed interest	(2,474)
10,418
Less: operating lease liability, current portion	(1,366)
Operating lease liability, net of current portion	$9,052
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF, a Company stockholder, licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year after 2018, subject to a maximum amount of $200,000 per year. The Company generated net SNM revenue of $157.6 million, $111.5 million, and $13.8 million during the years ended December 31, 2021, 2020, and 2019, respectively, and recorded related royalties of $6.3 million, $4.4 million, and $0.6 million during the years ended December 31, 2021, 2020, and 2019, respectively. Royalty expense is included in operating expenses in the consolidated statements of comprehensive loss. Accrued royalty of $1.8 million and $1.4 million as of December 31, 2021 and 2020, respectively, is included within accrued liabilities on the Company’s consolidated balance sheets.
Legal Matters
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against the Company in the United States District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. The Company refers to this matter as the Medtronic Litigation. The complaint asserts that the Company’s r-SNM System infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that the Company has infringed and is infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing the Company from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The Company believes the allegations are without merit and is vigorously defending itself against them. Given the early stage of the Medtronic Litigation, the Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
On March 16, 2020, the Company filed seven petitions before the United States Patent and Trademark Office (USPTO) requesting inter partes review (IPR) to contest the validity of each of the Medtronic patents that Medtronic has alleged are being infringed by the Company. In September 2020, the USPTO decided that it will accept or “institute” the IPR process for six of the seven patents, finding that the Company had demonstrated a reasonable likelihood that at least one, if not all, of the claims of these six patents are invalid. The USPTO issued decisions on the IPR petitions in September 2021. The USPTO invalidated several claims in the Medtronic patents but declined to invalidate the majority of asserted claims. The Company appealed the decisions on the claims that were not invalidated. Following these IPR decisions, the judge presiding over the litigation in the United States District Court for the Central District of California lifted the stay on litigation proceedings. The Company is currently engaged in discovery in the Medtronic Litigation.
In addition to the Medtronic Litigation, the Company is and may continue to be involved in claims, legal proceedings, and investigations arising out of its operations in the normal course of business.
Note 5. Long-Term Debt
In February 2018, the Company entered into the Loan and Security Agreement (the Loan Agreement), with Silicon Valley Bank, providing for a term loan (the Term Loan).
In January 2021, the principal amount, accrued interest, accrued loan fees, and prepayment fees related to the Term Loan were paid in full. The unamortized debt issuance costs of $0.4 million was expensed and recognized as interest expense.
In February 2021, the Company entered into another Loan and Security Agreement with Silicon Valley Bank, under which the Company obtained a loan in the principal amount of $75 million. The Loan under the Loan and Security Agreement matures on February 1, 2024, unless earlier accelerated upon an event of default. The Loan bears interest at a floating per annum rate equal to the greater of (a) 9.00% and (b) 5.75% above the current prime rate, with only interest due and payable monthly until September 1, 2022, at which time interest and principal will be due and payable monthly in equal monthly payments. The Loan and Security Agreement also sets out that the Loan is subject to a final payment fee equal to 6.00% of the aggregate principal amount of the Loan.
The loan allowed for prepayments of amounts outstanding under the Loan and Security Agreement at any time with 5 days prior written notice to Silicon Valley Bank. In the event that the Company elects to prepay the Loan prior to the Maturity Date, the Company is required to pay a fee in the amount of (a) 2.00% of the outstanding principal balance if such prepayment occurs prior to February 25, 2022 or (b) 1.00% of the outstanding principal balance if such prepayment occurs on or after February 25, 2022.
The Loan and Security Agreement contains customary events of default that include, among others, non-payment defaults, covenant defaults, a default in the event a material adverse change occurs, defaults in the event our assets are attached or the Company is enjoined from doing business, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, material judgment defaults, and inaccuracy of representations and warranties. The occurrence of an event of default could result in an increase to the applicable interest rate of 5.00%, acceleration of and present occurrence of the Maturity Date, and the consequent obligation for the Company to repay in full in cash all amounts outstanding under the Loan and Security Agreement, and a right by the lenders to exercise all remedies available under the Loan and Security Agreement and related agreements, including the right to dispose of the collateral as permitted under applicable law.
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
In June 2021, the principal amount, accrued interest, accrued loan fees, and prepayment fees related to the term loan under the Loan and Security Agreement with Silicon Valley Bank entered into in February 2021, were paid in full. The unamortized debt issuance costs of $4.4 million was expensed and recognized as interest expense.
Note 6. Stockholders’ Equity
Preferred Stock

As of December 31, 2021, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share.
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
Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$5,980	$3,457	$1,725
General and administrative	8,079	5,852	3,950
Sales and marketing	11,105	5,786	3,045
	$25,164	$15,095	$8,720
Stock Option Activity
    2014 Stock Option Plan
In 2014, the Company established its 2014 Stock Option Plan (the 2014 Plan), which provides for the granting of stock options to employees, directors, and consultants of the Company. As of December 31, 2021 and 2020, a total of 3,130,064 and 3,131,624 common shares have been reserved for issuance under the 2014 Plan, respectively. As of December 31, 2021 and 2020, there were no stock options available for grant under the 2014 Plan. The 2018 Omnibus Incentive Plan was adopted upon our IPO and replaced the 2014 Stock Option Plan for future grants.
    2018 Omnibus Incentive Plan
On October 18, 2018, the Company adopted the 2018 Omnibus Incentive Plan (the 2018 Plan), under which the Company may grant cash and equity incentive awards to eligible service providers to attract, motivate and retain the talent for which it competes. The 2018 Plan provides for awards based on shares of the Company’s common stock. Subject to adjustment by the Company’s board of directors, the total number of shares authorized to be awarded under the 2018 Plan may not exceed 4,588,548. As of December 31, 2021 and 2020, there were 950,354 and 1,678,326 shares available for grant under the 2018 Plan, respectively.

The Company had shares of common stock reserved for future issuance as follows at:

	December 31,
	2021	2020
Options outstanding under the 2014 Plan	277,505	501,598
Options and restricted stock-based awards outstanding under the 2018 Plan	2,502,885	2,477,929
Options and restricted stock-based awards remaining under the 2018 Plan for future issuance	950,354	1,678,326
	3,730,744	4,657,853
The fair value of each stock option is measured as of the date of grant, and compensation expense is recognized over the period during which the recipient renders the required services to the Company (typically the vesting period). Stock-based compensation expense recognized is based on the estimated number of stock options that are expected to ultimately become exercisable. Forfeitures are estimated at the time of the grant and revised in subsequent periods to reflect differences between the estimates and the number of shares that become exercisable.
The option awards issued under the 2014 and 2018 Plans were measured based on fair value. The Company’s fair value calculations were made using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected term (in years)	5.46 - 6.00	6.05	5.07 - 6.16
Stock volatility	63.49%	72.01%	70.02% - 77.52%
Risk-free interest rate	0.53% - 1.16%	1.37%	1.42% - 2.56%
Dividend rate	—	—	—
The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. The weighted-average grant date fair value of options granted was $32.93, $18.56, and $13.79 for the years ended December 31, 2021, 2020, and 2019 respectively.
As of December 31, 2021 and 2020, there was $6.7 million and $11.6 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.6 years and 2.4 years, respectively.

The following table summarizes stock option activity under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,514,347	$2.22
Options granted	1,671,044	21.28
Options exercised	(281,744)	1.79	$7,386	(1)
Options forfeited	(56,546)	13.43
Outstanding at December 31, 2019	2,847,101	13.22
Options granted	5,000	29.03
Options exercised	(767,792)	5.05	$25,066	(1)
Options forfeited	(129,066)	20.20
Outstanding at December 31, 2020	1,955,243	16.01
Options granted	46,000	58.07
Options exercised	(522,495)	12.60	$24,455	(1)
Options forfeited	(50,856)	29.64
Outstanding at December 31, 2021	1,427,892	$18.13	$54,190	(2)
Options exercisable at December 31, 2021	917,909	$15.62	$37,064	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of 2021 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2021. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable is 6.9 years and 7.7 years at December 31, 2021 and 2020, respectively.
Restricted Shares Awards Activity
As of December 31, 2021 and 2020, there was $42.5 million and $22.6 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 3.0 years and 3.3 years, respectively.

The following table summarizes restricted shares awards activity:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2018	50,000	$14.48
Restricted shares awards granted	580,667	24.08
Restricted shares awards vested	(27,551)	18.80
Restricted shares awards forfeited	(16,950)	21.09
Outstanding at December 31, 2019	586,166	23.59
Restricted shares awards granted	502,500	37.68
Restricted shares awards vested	(174,890)	23.29
Restricted shares awards forfeited	(96,593)	28.83
Outstanding at December 31, 2020	817,183	31.70
Restricted shares awards granted	638,936	57.90
Restricted shares awards vested	(235,560)	31.19
Restricted shares awards forfeited	(118,525)	40.33
Outstanding at December 31, 2021	1,102,034	$46.07
Restricted Stock Units Activity
As of December 31, 2021 and 2020, there was $1.9 million and $1.2 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.9 years and 0.9 years, respectively.
The following table summarizes restricted stock units activity:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2018	—	$—
Restricted stock units granted	248,104	21.48
Outstanding at December 31, 2019	248,104	21.48
Restricted stock units granted	8,000	29.03
Restricted stock units vested	(46,336)	14.19
Restricted stock units forfeited	(2,667)	14.19
Outstanding at December 31, 2020	207,101	23.49
Restricted stock units granted	212,417	43.62
Restricted stock units vested	(169,054)	19.89
Outstanding at December 31, 2021	250,464	$42.99
Stock Warrants
On July 16, 2019, the Company issued and sold 32,529 shares of its common stock to SVB Financial Group (SVB) in connection with the exercise by SVB of its right to purchase 40,000 shares of its common stock under that certain warrant, dated as of February 6, 2018. The exercise price per share was $7.50 and was paid by SVB via forfeiture of shares pursuant to a cashless exercise provision in the warrant.

On May 29, 2019, the Company issued and sold 31,071 shares of its common stock to Life Science Loans II, LLC (Life Science Loans) in connection with the exercise by Life Science Loans of its right to purchase 40,000 shares of its common stock under that certain warrant, dated as of February 6, 2018. The exercise price per share was $7.50 and was paid by Life Science Loans via forfeiture of shares pursuant to a cashless exercise provision in the warrant.
No warrants were outstanding at December 31, 2021 and 2020.
Note 7. Income Taxes
The components of net loss (income) before income tax expense were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic	$(56,105)	$(54,994)	$(80,322)
Foreign	(23,180)	80	388
Total	$(79,285)	$(54,914)	$(79,934)
The components of the income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	211	1	1
Foreign	26	—	—
Total current income tax expense	$237	$1	$1
Deferred:
Federal	$(422)	$—	$—
State	(117)	—	—
Foreign	1,084	—	—
Total deferred income tax expense	$545	$—	$—
Total	$782	$1	$1
The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	3.8%	7.0%	7.0%
Excess tax benefits related to stock-based compensation	9.4%	10.3%	(1.0)%
Non-deductible stock-based compensation	(1.4)%	—%	—%
Tax rate change	(5.2)%	—%	—%
Net operating loss adjustments	(7.9)%	—%	—%
Section 382 limitation	—%	—%	(5.0)%
R&D tax credit, net of reserve	6.1%	(4.5)%	—%
Change in valuation allowance	(24.5)%	(36.8)%	(21.5)%
Other	(2.3)%	3.0%	(0.5)%
Effective tax rate	(1.0)%	—%	—%

Our effective tax rate was 1.0% for the year ended December 31, 2021, compared to an effective tax rate of 0.0% for the year ended December 31, 2020 and 0.0% for the year ended December 31, 2019. The effective tax rates for the periods presented are primarily comprised of U.S. and foreign statutory taxes, excess tax benefits related to stock-based compensation, change in foreign statutory income tax rates, and a change in valuation allowance. The difference in the effective tax rate of 1.0% for the year ended December 31, 2021 as compared to the effective tax rate of 0.0% for the year ended December 31, 2020 was due to statutory tax rate increases in the U.K. offset by losses in certain foreign jurisdictions, of which are being benefited.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands) as of:

	December 31,
	2021	2020
Deferred Tax Assets:
Share-based compensation	$5,367	$592
Depreciation and amortization	7	145
Lease liability	895	901
Net operating loss carryforwards	74,744	59,176
Research and development credit carryforwards	4,865	—
Interest expense limitation carryforwards	2,518	—
Other	2,895	4,438
Total deferred tax assets	91,291	65,252
Less: valuation allowance	(85,061)	(65,252)
Total net deferred tax assets	$6,230	$—

Deferred Tax Liabilities:
Intangibles	$(25,447)	$—
Total deferred tax liabilities	$(25,447)	$—

Net deferred tax liabilities	$(19,217)	$—
At December 31, 2021, the Company had U.S. federal and foreign net operating loss (NOL) carryforwards of approximately $258.2 million and $16.4 million, respectively. Of the U.S. federal NOLs, $51.5 million will expire between 2033 and 2037 and the remainder will carryover indefinitely. The Company had U.S. state NOLs of $245.6 million, which will expire between 2033 and 2041. Under California Assembly Bill 85, effective June 29, 2020, net operating loss deductions were suspended for tax years beginning in 2020, 2021, and 2022 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. The foreign net operating loss carryforwards have an indefinite carryforward period.
The Company accounts for income taxes according to ASC 740. The Company periodically evaluates whether a portion or all of its deferred tax assets will be recovered. The Company records a valuation allowance against deferred tax assets if and to the extent it is more likely than not that they will not be recovered. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and the market environment, with each consideration weighted based on its reliability. The Company continues to maintain a full valuation allowance against its otherwise recognizable U.S. deferred income tax assets as of December 31, 2021 and 2020. The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred income tax assets will not be realized. The valuation allowance increased by $19.8 million for the year ended December 31, 2021, from $65.3 million to $85.1 million. This increase in the valuation allowance during the year ended December 31, 2021, was largely attributable to losses incurred in the U.S. jurisdiction. The Company’s NOL carryforwards were generated from domestic and foreign operations.
Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), use of the Company’s NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling three-year period. The Company performed an analysis of changes in ownership for purposes of these Internal Revenue Code sections. Based on the study performed in 2020, the Company determined that an ownership change occurred in 2014, 2018 and 2019. The total reduction to the net operating loss carryforwards and R&D credit was $12.2 million and $1.5 million, respectively. Based on the study performed in 2021, the Company determined that an ownership change did not occur in 2021. The total reduction of the net operating loss carryforwards was offset by valuation allowance, and there was no impact to tax expense related to the limitation. Future ownership changes could impact the Company’s ability to utilize NOL carryforwards.
The Company applies the provisions of FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes.” ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on a tax return. The Company has identified unrecognized tax benefits or uncertain tax positions. There has been a liability on uncertain tax positions recorded on the financial statements as of December 31, 2021. The Company does not expect that its assessment regarding unrecognized tax benefits and uncertain tax positions will materially change over the following 12 months.
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2019	$—
Deductions based on tax positions related to prior years	—
Additions based on tax positions related to the current year	2,491
Balance at December 31, 2020	2,491
Additions based on tax positions related to the current year	528
Additions from business combination	1,782
Deductions for tax positions taken in prior years	(1,397)
Balance at December 31, 2021	$3,404
As of December 31, 2021, the total unrecognized tax benefits was $3.4 million, of which, if recognized, $0.1 million would affect the annual effective tax rate. Additionally, approximately $1.7 million of the unrecognized tax position is subject to an indemnification, and as such these amounts will not result in economic exposure for the Company. The Company does not believe that the amount of unrecognized tax benefits will change significantly in the next 12 months. As of December 31, 2021, the Company has accumulated $0.4 million in both interest and penalties associated with uncertain tax positions. There were no interest or penalties to be recognized for the tax years ended December 31, 2020, and 2019.
The Company has net operating loss and research and development credit carryforwards which may be subject to examination by taxing authorities. As of December 31, 2021, tax years beginning with the year ended December 31, 2017 remain subject to examination by the Internal Revenue Service and certain U.S. state jurisdictions. As of December 31, 2021, tax years beginning with the years ended December 31, 2015, December 31, 2017, and December 31, 2017 remain subject to examination by the German, French, and the U.K. tax authorities, respectively. The Company is not currently under audit by any taxing authority.

Note 8. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the years ended December 31, 2021, 2020, and 2019, the Company contributions to the plan amounted to $1.9 million, $1.6 million, and $1.1 million, respectively.
Note 9. Acquisition
On February 25, 2021, the Company acquired all issued and outstanding shares of Contura Limited (Contura) through a Share Purchase Agreement. As a result of the acquisition, the Company acquired a 100% equity interest in Contura.
The Company accounted for the acquisition as a business combination pursuant to ASC 805. In accordance with ASC 805, fair values are assigned to tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for the acquisition.
The purchase price consideration for the acquisition totaled $204.7 million, of which $141.4 million was in the form of cash and $55.7 million was in the form of 1,096,583 shares of the Company’s common stock. Additionally, a payment of $35 million may be paid to Contura if the Company is able to generate $50 million in Bulkamid sales within a 12-month period before December 31, 2024. As the additional payment is contingent on future sales, an estimate of fair value was assessed to be $7.6 million which is considered part of the purchase price consideration and was recorded as other long-term liabilities in the consolidated balance sheet. The cash consideration paid for the acquisition was funded by existing cash on hand.

The following table presents the purchase price allocation of Contura assets acquired and liabilities assumed, based on their estimated fair values as of the February 25, 2021 acquisition date (in thousands):

Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$593
Accounts receivable	1,688
Inventory	988
Prepaid expenses and other current assets	115
Property and equipment	52
Other assets	108
Intangible assets	112,200
Total assets acquired	115,744
Liabilities Assumed
Accounts payable	209
Accrued liabilities	820
Accrued compensation and benefits	315
Lease liability	86
Debt	122
Deferred tax liabilities	19,286
Total liabilities assumed	20,838

Net assets acquired	94,906
Purchase price consideration	204,692
Goodwill	$109,786
Intangible assets
Identified intangible assets consist of technology, trade names and trademarks, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

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
Intangible assets will be amortized based on their useful life. $6.5 million in amortization expense relating to these intangible assets was recognized during the year ended December 31, 2021 in the consolidated statements of comprehensive loss. The unamortized balance as of December 31, 2021 was $103.7 million. The total weighted-average original amortization period for the acquired finite-lived intangible assets is 12 years.
Goodwill
Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce, noncontractual relationships, and other agreements. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis. The Contura acquisition resulted in the recognition of $109.8 million of goodwill, which is not expected to be deductible for tax purposes.
Contingent consideration
As part of the transaction, the Company agreed to pay Contura $35 million if Bulkamid sales achieve $50 million in any 12-month period before December 31, 2024. The preliminary fair value of the estimated contingent consideration was determined by using a binary option-based approach. Inputs used in the assessment include the Company’s projected revenue rate, an appropriate discount rate, volatility, and risk-free rate. The estimated fair value of the contingent consideration was preliminarily determined to be $6.8 million. After the March 31, 2021 interim financial statements were issued, the Company received a final valuation report from a third-party valuation firm relating to the contingent consideration. After considering the results of that valuation report, the Company estimated the fair value of the contingent consideration to be $7.6 million as of the acquisition date. As a result, the fair value of the contingent consideration increased by $0.8 million with a corresponding increase to goodwill.
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
After the September 30, 2021 interim financial statements were issued, the Company received a final tax provision report from a third-party tax firm. After considering the results of that tax provision report, the Company estimated the fair value of the deferred tax liabilities assumed to be $19.3 million. As a result, the fair value of the deferred tax liabilities decreased by $4.5 million with a corresponding decrease to goodwill.
Transaction-related costs
Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $4.4 million of acquisition-related costs in the first quarter of fiscal year 2021.

Pro forma (Unaudited)
The following unaudited pro forma financial information presents the consolidated results of operations of the Company with Contura for the years ended December 31, 2021 and 2020, as if the acquisition had occurred on January 1, 2020 instead of February 25, 2021 (in thousands, except share and per share data). Contura’s revenue and net loss for the year ended December 31, 2021 were $24.1 million and $2.8 million, respectively, of which $22.7 million in revenue and $2.2 million in net income was recognized after the February 25, 2021 acquisition date. Revenue and net income recognized after the acquisition date were recorded within the Company’s consolidated statements of comprehensive loss. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the respective periods.

	Years Ended December 31,
	2021	2020
Net revenue	$181,643	$122,444
Net loss	$(77,535)	$(63,183)
Net loss per share, basic and diluted	$(1.79)	$(1.66)
Weighted-average shares used to compute basic and diluted net loss per share	43,237,536	38,077,918
The unaudited pro forma financial information above reflects the following pro forma adjustments:
•An adjustment to decrease net loss for the year ended December 31, 2021 by $4.4 million to eliminate integration and acquisition related costs incurred by the Company and Contura and a corresponding increase to net loss for the year ended December 31, 2020 by $4.4 million to give effect to the integration and acquisition of Contura as if it had occurred on January 1, 2020.
•An adjustment to increase net loss for the year ended December 31, 2021 by $1.3 million and a corresponding increase to net loss for the year ended December 31, 2020 by $7.8 million to reflect amortization of the fair value adjustments for intangible assets as if the assets were acquired January 1, 2020.
•An adjustment to decrease net loss for the year ended December 31, 2020 by $2.2 million to reflect remeasurement of the fair value adjustments for deferred tax liabilities as if the liabilities were assumed January 1, 2020.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in internal control over financial reporting, as described below.
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
Management has conducted, with the participation of our Principal Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2021. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to a material weakness in our internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2021 determined that a material weakness exists relating to the determination of the fair values of identifiable intangible assets and contingent consideration liability related to business combination. This control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2021.
Notwithstanding such material weakness in internal control over financial reporting, our management, including our Principal Executive Officer and our Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

BDO USA, LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this annual report, has expressed an adverse opinion on the operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. BDO USA, LLP’s report appears below.
Remediation Plan
We have identified steps as further described below, to remediate the material weakness described in this Item 9A and to enhance our overall control environment. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Our remediation process includes, but is not limited to:
•Enhancing the design of controls, including the precision of the management review controls relating to key methodologies, assumptions and inputs used in the determination of the fair value of identifiable intangibles and a contingent consideration liability;
•Implementing a valuation review checklist that includes specific review attributes to ensure sufficient evidence of an effective review is documented and maintained to support management’s conclusions; and
•Expanding personnel with appropriate experience to devote sufficient time and resources to our internal controls over fair value measurements.
We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate and management has concluded, through testing, that these controls are operating effectively.
As we continue to evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. Management, with the oversight of the Audit Committee, will continue to take steps necessary to remedy the material weakness to reinforce the overall design and capability of our control environment.
Changes in internal control over financial reporting
Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Axonics, Inc.
Irvine, California

Opinion on Internal Control over Financial Reporting
We have audited Axonics, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and implement controls over the determination of the fair values of identifiable intangible assets and contingent consideration liability in a business combination has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 1, 2022 on those consolidated financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Costa Mesa, California
March 1, 2022

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2021 and delivered to stockholders in connection with our 2022 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    The following documents are filed as part of this Annual Report on Form 10-K:
1.    Consolidated Financial Statements:
The following financial statements are filed as a part of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Costa Mesa, California; PCAOB ID#243)
Consolidated Balance Sheets
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules:
All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.

3.    Exhibits:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (X)
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38721	3.1	11/5/2018
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed April 1, 2021.	8-K	001-38721	3.1	4/1/2021
3.3	Amended and Restated Bylaws.	8-K	001-38721	3.2	11/5/2018
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1	333-227732	4.1	10/5/2018
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated March 29, 2018, by and among the Registrant and the Investors party thereto.	S-1	333-227732	4.2	10/5/2018
4.3	Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated October 17, 2018, by and among the Registrant and the Investors party thereto.	S-1/A	333-227732	4.3	10/22/2018
4.4	Description of Securities.	10-K	001-38721	4.4	3/1/2021
10.1+	2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.8	10/22/2018
10.2+	Form of Option Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.9	10/22/2018
10.3+	Form of Restricted Shares Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.10	10/22/2018
10.4+	Form of RSU Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.11	10/22/2018
10.5+#	Form of Debt Forgiveness Agreement and Cancellation of Note (Tax Withholding-Shares).	S-1	333-227732	10.28	10/5/2018
10.6+#	Form of Debt Forgiveness Agreement and Cancellation of Note (Tax Withholding-Cash).	S-1	333-227732	10.29	10/5/2018
10.7	Loan and Security Agreement, dated February 6, 2018, by and between Silicon Valley Bank.	S-1	333-227732	10.16	10/5/2018
10.8	Amendment to Loan and Security Agreement, dated October 22, 2018, by and between Silicon Valley Bank and the Registrant.	S-1/A	333-227732	10.31	10/22/2018

10.9	Second Amendment to Loan and Security Agreement, dated as of December 30, 2019, by and between Axonics Modulation Technologies, Inc. and Silicon Valley Bank.	8-K	001-38721	1.1	1/2/2020
10.10	Loan and Security Agreement, dated as of February 25, 2021, by and among Silicon Valley Bank and Axonics, Inc.	10-Q	001-38721	10.3	5/7/2021
10.11	Lease, dated November 30, 2017, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.13	10/5/2018
10.12	First Amendment to Lease, dated April 12, 2018, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.14	10/5/2018
10.13	Second Amendment to Lease, dated July 11, 2018, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.15	10/5/2018
10.14	Third Amendment to Lease, dated June 28, 2019, by and between The Irvine Company LLC and Axonics Modulation Technologies, Inc.	8-K	001-38721	10.1	7/12/2019
10.15+	Executive Employment Agreement, dated June 5, 2019, by and between Raymond W. Cohen and the Registrant.	10-Q	001-38721	10.2	8/5/2019
10.16+	Executive Employment Agreement, dated June 5, 2019, by and between Dan L. Dearen and the Registrant.	10-Q	001-38721	10.3	8/5/2019
10.17+	Executive Employment Agreement, dated June 5, 2019, by and between Rinda Sama and the Registrant.	10-Q	001-38721	10.4	8/5/2019
10.18	License Agreement, dated October 1, 2013, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.1	10/5/2018
10.19	First Amendment to License Agreement, dated February 19, 2014, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.2	10/5/2018
10.20	Second Amendment to License Agreement, dated February 25, 2014, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.3	10/5/2018

10.21	Side Letter, dated October 1, 2013, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.4	10/5/2018
10.22	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-227732	10.12	10/22/2018
10.23	Agreement, dated February 25, 2021, by and among Axonics, Inc., Axonics Modulation Technologies, U.K. Limited and Contura Holdings.	10-Q	001-38721	10.1	5/7/2021
10.24	Exclusive Manufacturing and Supply Agreement, dated February 25, 2021, by and between Contura International A/S and Contura Limited.	10-Q	001-38721	10.2	5/7/2021
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS**	XBRL Instance Document.					X
101.SCH**	XBRL Taxonomy Extension Schema Document.					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+	Indicates management contract or compensatory plan.
#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary.
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXONICS, INC.
Date: March 1, 2022	By:	/s/ Raymond W. Cohen
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

Date: March 1, 2022	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 1, 2022	By:	/s/ Dan L. Dearen
Dan L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 1, 2022	By:	/s/ Michael H. Carrel
Michael H. Carrel
Chairman of the Board and Director

Date: March 1, 2022	By:	/s/ Jane E. Kiernan
Jane E. Kiernan
Director

Date: March 1, 2022	By:	/s/ Robert E. McNamara
Robert E. McNamara
Director

Date: March 1, 2022	By:	/s/ Nancy Snyderman, M.D., FACS
Nancy Snyderman, M.D., FACS
Director

Date: March 1, 2022	By:	/s/ David M. Demski
David M. Demski
Director

Date: March 1, 2022	By:	/s/ Esteban López
Esteban López, M.D.
Director