Form 10-Q
period 2022-06-30
Axonics, Inc.
filed 2022-08-01
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 28, 2022, 47,111,116 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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
•reduction or interruption in our supply chain and other possible inventory constraints or challenges;
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
•changes in the macroeconomic and market conditions and volatility, including impacts related to the novel coronavirus (COVID-19) pandemic, risk of recession, inflation, supply chain constraints or disruptions and rising interest rates;
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

•changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and
•the continued impact of the COVID-19 pandemic, and the related responses of the government and consumers on our business, financial condition and results of operations.
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

Part I—Financial Information
Item 1.    Condensed Consolidated Financial Statements (unaudited)
Axonics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$203,236	$220,878
Short-term investments	9,998	—
Accounts receivable, net of allowance for credit losses of $305 and $355 at June 30, 2022 and December 31, 2021, respectively	36,115	29,044
Inventory, net	58,412	64,946
Prepaid expenses and other current assets	5,366	6,449
Total current assets	313,127	321,317
Property and equipment, net	7,228	6,915
Intangible assets, net	91,627	106,469
Other assets	7,254	7,734
Goodwill	94,852	105,510
Total assets	$514,088	$547,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,207	$7,654
Accrued liabilities	7,301	5,435
Accrued compensation and benefits	10,922	12,413
Operating lease liability, current portion	1,429	1,366
Total current liabilities	29,859	26,868
Operating lease liability, net of current portion	8,321	9,052
Deferred tax liabilities, net	15,782	19,217
Other long-term liabilities	22,400	10,370
Total liabilities	76,362	65,507
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001, 75,000,000 and 50,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 47,117,716 and 46,330,167 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	820,526	803,559
Accumulated deficit	(358,677)	(314,566)
Accumulated other comprehensive loss	(24,128)	(6,560)
Total stockholders’ equity	437,726	482,438
Total liabilities and stockholders’ equity	$514,088	$547,945
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$68,980	$45,869	$117,400	$80,242
Cost of goods sold	18,784	17,135	33,962	31,109
Gross profit	50,196	28,734	83,438	49,133
Operating expenses
Research and development	7,135	9,098	18,371	18,467
General and administrative	10,572	8,035	20,585	14,661
Sales and marketing	39,381	25,411	72,444	46,339
Amortization of intangible assets	2,332	2,200	4,795	2,878
Acquisition-related costs	12,205	—	12,205	4,414
Total operating expenses	71,625	44,744	128,400	86,759
Loss from operations	(21,429)	(16,010)	(44,962)	(37,626)
Other income (expense)
Interest income	360	7	403	15
Interest and other expense	(839)	(5,849)	(1,128)	(7,299)
Other expense, net	(479)	(5,842)	(725)	(7,284)
Loss before income tax (benefit) expense	(21,908)	(21,852)	(45,687)	(44,910)
Income tax (benefit) expense	(465)	3,296	(1,576)	2,741
Net loss	(21,443)	(25,148)	(44,111)	(47,651)
Foreign currency translation adjustment	(12,648)	859	(17,568)	(1,343)
Comprehensive loss	$(34,091)	$(24,289)	$(61,679)	$(48,994)

Net loss per share, basic and diluted (see Note 1)	$(0.47)	$(0.59)	$(0.98)	$(1.16)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	45,311,001	42,788,678	45,225,494	41,210,091
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2021	46,330,167	$5	$803,559	$(314,566)	$(6,560)	$482,438
Issuance of common stock for employee stock option exercises for cash	91,286	—	1,444	—	—	1,444
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	312,479	—	5,633	—	—	5,633
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	268,930	—	1,505	—	—	1,505
Foreign currency translation adjustment	—	—	—	—	(4,920)	(4,920)
Net loss	—	—	—	(22,668)	—	(22,668)
Balance at March 31, 2022	47,002,862	5	812,141	(337,234)	(11,480)	463,432
Issuance of common stock for employee stock option exercises for cash	35,803	—	480	—	—	480
RSA issuances and forfeitures for terminations, net and stock-based compensation	79,051	—	6,490	—	—	6,490
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	1,415	—	—	1,415
Foreign currency translation adjustment	—	—	—	—	(12,648)	(12,648)
Net loss	—	—	—	(21,443)	—	(21,443)
Balance at June 30, 2022	47,117,716	$5	$820,526	$(358,677)	$(24,128)	$437,726

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2020	39,931,030	$4	$522,296	$(234,499)	$(431)	$287,370
Issuance of common stock for employee stock option exercises for cash	206,507	—	2,821	—	—	2,821
RSA issuances and forfeitures for terminations, net and stock-based compensation	358,300	—	3,809	—	—	3,809
Issuance of common stock for vesting of RSU and stock-based compensation	169,054	—	1,494	—	—	1,494
Issuance of common stock for acquisition of Contura Limited	1,096,583	—	55,728	—	—	55,728
Issuance of common stock for exclusive license asset	65,594	—	3,637	—	—	3,637
Foreign currency translation adjustment	—	—	—	—	(2,202)	(2,202)
Net loss	—	—	—	(22,503)	—	(22,503)
Balance at March 31, 2021	41,827,068	4	589,785	(257,002)	(2,633)	330,154
Issuance of common stock for employee stock option exercises for cash	206,921	—	2,095	—	—	2,095
RSA issuances and forfeitures for terminations, net and stock-based compensation	31,975	—	4,381	—	—	4,381
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	1,946	—	—	1,946
Follow-on offering - issuance of 4,025,000 shares at $50.00 per share, less closing costs of $11,272	4,025,000	1	189,977	—	—	189,978
Foreign currency translation adjustment	—	—	—	—	859	859
Net loss	—	—	—	(25,148)	—	(25,148)
Balance at June 30, 2021	46,090,964	$5	$788,184	$(282,150)	$(1,774)	$504,265
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(44,111)	$(47,651)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,920	3,793
Stock-based compensation	15,043	11,630
Amortization of debt issuance costs	—	4,991
Reversal of allowance of credit losses	(50)	(92)
Change in fair value of contingent consideration	12,030	—
Deferred income taxes and other items, net	(1,638)	2,872
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(7,260)	(5,586)
Inventory	6,220	(6,546)
Prepaid expenses and other current assets	1,514	505
Other assets	17	(281)
Accounts payable	2,153	(1,086)
Accrued liabilities	1,582	(1,100)
Accrued compensation and benefits	(1,465)	934
Lease liability	36	81
Net cash used in operating activities	(10,009)	(37,536)
Cash Flows from Investing Activities
Purchases of property and equipment	(925)	(493)
Acquisition of a business, net of cash acquired	—	(140,741)
Purchases of short-term investments	(9,998)	—
Net cash used in investing activities	(10,923)	(141,234)
Cash Flows from Financing Activities
Payment of debt issuance costs	—	(106)
Proceeds from debt	—	75,000
Repayment of debt	—	(101,000)
Proceeds from offering of common stock upon follow-on public offering	—	201,250
Payment of common stock offering costs upon follow-on public offering	—	(11,272)
Proceeds from exercise of stock options	1,924	4,916
Net cash provided by financing activities	1,924	168,788
Effect of exchange rate changes on cash and cash equivalents	1,366	(59)
Net decrease in cash and cash equivalents	(17,642)	(10,041)
Cash and cash equivalents, beginning of year	220,878	241,181
Cash and cash equivalents, end of period	$203,236	$231,140
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1	$2,177
Cash paid for taxes	$639	$1
Noncash Investing and Financing Activities
Change in property and equipment acquired but not yet paid	$513	$—
Common stock issuance for business acquisition	$—	$55,728
Contingent consideration for business acquisition	$—	$7,630
Common stock issuance for exclusive license asset	$—	$3,637
Accrued loan fees as debt issuance costs	$—	$4,500
See accompanying notes to unaudited condensed consolidated financial statements.

AXONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Axonics, Inc. (the Company) was incorporated in the state of Delaware on March 2, 2012 under the name American Restorative Medicine, Inc. In August 2013, the Company changed its name to Axonics Modulation Technologies, Inc. In March 2021, the Company changed its name to Axonics, Inc. The Company had no operations until October 1, 2013, when the license agreement between Alfred E. Mann Foundation for Scientific Research (AMF) and the Company (the License Agreement) was entered into. The Company is a medical technology company that develops and commercializes innovative and minimally invasive products to treat bladder and bowel dysfunction. The Company has designed and developed the rechargeable sacral neuromodulation (SNM) system (r-SNM System), which delivers mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (OAB), urinary retention (UR) and fecal incontinence (FI). The r-SNM System is protected by intellectual property based on Company-generated innovations and patents and other intellectual property licensed from AMF. The Company has marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications. The premarket approval (PMA) application for the r-SNM System for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) on September 6, 2019, and the PMA application for the r-SNM System for the treatment of OAB and UR was approved by the FDA on November 13, 2019. Accordingly, the Company began U.S. commercialization of its r-SNM System in the fourth quarter of 2019. Prior to the fourth quarter of 2019, the Company derived revenue only from its international operations in select markets including England, the Netherlands and Canada, and its activities had consisted primarily of developing the r-SNM System, conducting its RELAX-OAB post-market clinical follow-up study in Europe, its ARTISAN-SNM pivotal clinical study in the United States and hiring and training its U.S. commercial team in preparation for the launch of the r-SNM System in the United States. Beginning in February 2021 with the acquisition of Contura Limited, the Company also markets Bulkamid, a urethral bulking agent to treat female stress urinary incontinence (SUI). Beginning in March 2022 with the FDA approval of the Company’s long-lived, recharge-free F15™ SNM implantable stimulator, the Company now markets and sells the F-15 recharge-free system to customers in the United States in addition to the existing r-SNM system. The new recharge-free system is protected by intellectual property based on Company-generated innovations.
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
Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries: Axonics Europe, S.A.S., Axonics Modulation Technologies U.K. Limited, Axonics Modulation Technologies Australia Pty Ltd, Axonics Women’s Health Limited, Bulkamid SARL, Axonics GmbH, and Contura, Inc. Intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation and Liquidity
Interim Financial Statements
The unaudited interim condensed consolidated financial statements and related footnote disclosures as of and for the three and six months ended June 30, 2022 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2022 in accordance with United States (U.S.) generally accepted accounting principles (GAAP), however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the U.S. Securities and

Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed with the SEC on March 1, 2022).
Liquidity
The Company only began full-scale commercialization of the r-SNM System in late 2019. The Company has expended significant resources on research and development activities, growing its operations organization and building and training its sales organization.
The Company incurred net losses of $44.1 million and $47.7 million for the six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of $358.7 million as of June 30, 2022 compared to $314.6 million at December 31, 2021. The Company expects to continue to spend a significant amount of its existing resources on sales and marketing activities as the Company continues to invest in commercializing and marketing its products in the United States and internationally.
As of June 30, 2022, the Company had cash, cash equivalents, and short-term investments of $213.2 million compared to cash and cash equivalents of $220.9 million at December 31, 2021. The Company expects that its cash, cash equivalents, and short-term investments on hand will be sufficient to fund its operations through at least the next 12 months. The Company funds its operations through a combination of proceeds from public offerings of its common stock and cash receipts from sales of its products. As of June 30, 2022, the Company had no outstanding borrowings.
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
COVID-19
The ongoing COVID-19 outbreak, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has adversely affected the Company’s business in several ways. The primary impact on the Company’s business was the cancellation or delay of elective procedures in certain areas to allow health care facilities to prioritize the treatment of COVID-19 patients during the initial stages and resurgence periods of the pandemic or because patients are avoiding health care facilities that they feel are unsafe. These developments materially reduced the number of procedures using the Company’s r-SNM System. If governmental authorities recommend again in the future that it is deemed advisable for health care facilities to not perform outpatient elective procedures, as was the case at various times since the second quarter of 2020, the Company expects it would materially harm the Company’s revenues and potentially increase the Company’s operating loss. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus may continue to cause additional outbreaks. These challenges will likely continue for the duration of the pandemic and could reduce our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. If these delays in procedures occur in the future, the Company may have to scale back its business, including reducing headcount, which could have a negative impact on the Company’s long-term operations. The Company could also experience other negative impacts of the COVID-19 outbreak such as the lack of availability of the Company’s key personnel, temporary closures of the Company’s office or the facilities of the Company’s business partners, customers, third party service providers or other vendors, and the interruption of the Company’s supply chain, distribution channels, liquidity and capital or financial markets.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of this evaluation then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property and equipment and intangible assets, the valuation of deferred income tax assets and liabilities, the valuation of contingent consideration liability, the valuation of stock-based compensation, the product returns reserve, the inventory obsolescence reserve and accounts receivable allowance for credit losses.
Revenue Recognition
Revenue recognized during the six months ended June 30, 2022 and 2021 relates entirely to the sale of the Company’s products to its customers and distributors.
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
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.2 million and $0.2 million at June 30, 2022 and December 31, 2021, respectively, and is recorded as a reduction of gross revenue in its unaudited condensed consolidated statements of comprehensive loss. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three and six months ended June 30, 2022, the replacement costs were minimal and $0.1 million, respectively. For the three and six months ended June 30, 2021, the replacement costs were minimal and $0.1 million, respectively. The replacement costs are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to sales and marketing expense. The warranty liability as of June 30, 2022 and December 31, 2021 were $0.1 million and $0.1 million, respectively.

Shipping and handling costs incurred for the delivery of goods to customers and distributors are included in cost of goods sold. Amounts billed to customers and distributors for shipping and handling are included in net revenue.
The following table provides additional information pertaining to net revenue disaggregated by product and geographic market for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
SNM net revenue
United States	$54,468	$39,243	$92,183	$70,988
International markets	1,290	951	2,645	2,109
	$55,758	$40,194	$94,828	$73,097
Bulkamid net revenue(1)
United States	$10,223	$2,371	$16,792	$2,949
International markets	2,999	3,304	5,780	4,196
	$13,222	$5,675	$22,572	$7,145
Total net revenue	$68,980	$45,869	$117,400	$80,242
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

The following table summarizes the changes in our allowance for credit losses (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$355	$465
Write-offs	—	12
Bad debt recoveries	(50)	(92)
Balance at end of period	$305	$385
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
The Company’s assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the unaudited condensed consolidated financial statements approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payables, and accrued expenses due to their short-term nature.
The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill.
Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration is estimated using a binary option-based approach with assumptions the Company believes would be made by a market participant. Significant inputs include projected revenues, discount rates, volatility factors and risk-free rates. The Company assesses these assumptions on an ongoing basis as additional data impacting the assumptions is obtained and any change in fair value of the contingent consideration is recorded within acquisition-related costs in the consolidated statements of comprehensive loss. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the projected revenues would result in a directionally similar change to the overall estimate of the contingent consideration. The fair value of contingent consideration of $22.4 million at June 30, 2022 is reflected in other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets.
The following table summarizes the changes in the fair value of recurring Level 3 fair value measurements during the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Liabilities
Contingent consideration:
Balance at beginning of period	$10,370	$—
February 25, 2021 Acquisition	—	7,630
Change in fair value included in earnings	12,030	—
Balance at end of period	$22,400	$7,630
There were no transfers between Levels 1, 2 or 3 for the periods presented.
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income within the unaudited condensed consolidated statements of comprehensive loss. There were no unrealized gains or losses during the three and six months ended June 30, 2022 and 2021.
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
The Company had no outstanding investment securities as of December 31, 2021. The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2022 (in thousands):

	Fair Value Measurements at June 30, 2022
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$103,876	$—	$103,876
	$—	$103,876	$—	$103,876
_____________________________________________
(1)    As of June 30, 2022, commercial paper investments of $93.9 million are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase on the unaudited condensed consolidated balance sheets.

Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive gain or loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of June 30, 2022 and December 31, 2021, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss. Accumulated other comprehensive loss consists entirely of losses or gains from translation of foreign subsidiaries at June 30, 2022 and December 31, 2021.
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
As of June 30, 2022, the Company had $39.1 million, $4.4 million and $14.9 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.1 million. As of December 31, 2021, the Company had $46.8 million, $2.8 million and $15.3 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.2 million.

Customer and Vendor Concentration
As of June 30, 2022 and December 31, 2021, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of June 30, 2022 and December 31, 2021, there was one vendor and no vendor, respectively, who accounted for over 10% of the Company’s consolidated accounts payable. As of June 30, 2022 and December 31, 2021, there were no customers who accounted for over 10% of the Company’s consolidated net revenue. As of June 30, 2022 and December 31, 2021, there were three vendors and one vendor, respectively, who accounted for over 10% of the Company’s inventory-related purchases.
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
Goodwill
Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs an annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair values of its reporting unit using a combination of the discounted cash flow and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. During the six months ended June 30, 2022, the Company did not record any impairment charges related to goodwill.
Intangible Assets
Patent license asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the initial public offering, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. The amortization of this intangible asset was $0.1 million during the six months ended June 30, 2022 and 2021. The amortization of the patent license asset was minimal during the three months ended June 30, 2022 and 2021. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 8.

Exclusive license asset
The intangible asset represents exclusive rights of existing technologies and development services from MST entered into on March 2, 2021. The agreement was provided in exchange for 65,594 shares of common stock, $0.0001 par value, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the unaudited condensed consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. The Company recorded expense for the amortization of the exclusive license asset of $0.2 million and $0.4 million during the three and six months ended June 30, 2022, respectively. There was $0.2 million and $0.2 million amortization of this intangible asset recorded during the three and six months ended June 30, 2021, respectively. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 8.
Contura acquisition
The intangible assets represent technology, trade names and trademarks, and customer relationships acquired from Contura on February 25, 2021. The straight-line method over the period of estimated benefit is used to amortize finite-lived intangible assets except for customer relationships. Accounting Standards Codification (ASC) 350-30-35-3 states that customer relationships generally dissipate at a more rapid rate in the earlier periods following a company’s succession to these relationships, with the rate of attrition declining over time. As such, the accelerated method is used to amortize customer relationships. The Company recorded expense for the amortization of Contura acquisition intangible assets of $2.1 million and $4.3 million during the three and six months ended June 30, 2022, respectively. There was $2.0 million and $2.6 million amortization of these intangible assets recorded during the three and six months ended June 30, 2021, respectively. For additional information, see Note 8.
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
Advertising Expense
The Company expenses advertising costs as they are incurred. During the three and six months ended June 30, 2022, advertising expense totaled $6.3 million and $9.5 million, respectively, and are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss. During the three and six months ended June 30, 2021, advertising expense totaled $1.5 million and $2.9 million, respectively, and are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.
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
For the three and six months ended June 30, 2022, there were 2,403,317 and 2,414,973 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss. For the three and six months ended June 30, 2021, there were 2,452,175 and 2,458,259 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
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

Note 2. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands) at:

	June 30,	December 31,
	2022	2021
Equipment	$2,614	$2,429
Computer hardware and software	3,055	2,450
Tools and molds	1,780	1,579
Leasehold improvements	4,449	4,372
Furniture and fixtures	1,755	1,502
Construction in progress	244	127
	13,897	12,459
Less: accumulated depreciation and amortization	(6,669)	(5,544)
	$7,228	$6,915
Depreciation and amortization expense of property and equipment was $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively. Depreciation and amortization expense of property and equipment was $0.4 million and $0.9 million for the three and six months ended June 30, 2021, respectively.
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
In March 2022, the Company entered into an 18-month operating lease for approximately 3,276 square feet of warehouse space beginning on July 1, 2022 and expiring on December 31, 2023. The Company intends to use these premises for general warehouse space.
During the three and six months ended June 30, 2022, ROU assets obtained in exchange for new operating lease liabilities were none and none, respectively. During the three and six months ended June 30, 2021, ROU assets obtained in exchange for new operating lease liabilities were none and $0.1 million, respectively. As of June 30, 2022 and December 31, 2021, the ROU asset has a balance of $6.6 million and $7.1 million, respectively. The operating lease ROU asset is included within the Company’s non-current other assets, and lease liabilities are included in current or noncurrent liabilities in the Company’s unaudited condensed consolidated balance sheets. During the three and six months ended June 30, 2022, cash paid for amounts included in operating lease liabilities was $0.5 million and $1.0 million, respectively. During the three and six months ended June 30, 2021, cash paid for amounts included in operating lease liabilities was $0.5 million and $1.0 million, respectively. Amortization of the ROU asset was $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively. Amortization of the ROU asset was $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022 and December 31, 2021, the weighted-average remaining lease term for the Company’s operating leases were 5.4 years and 5.9 years, respectively. The weighted-average incremental borrowing rate for a collateralized asset of the same remaining term used to determine the present value of the Company’s operating leases’ future payments was 7.1% and 7.1% as of June 30, 2022 and December 31, 2021, respectively.
Total lease cost for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$524	$534	$1,048	$1,059
Short-term lease cost	20	29	41	52
Variable lease cost	38	51	73	98
Total lease cost	$582	$614	$1,162	$1,209
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF, a Company stockholder, licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year after 2018, subject to a maximum amount of $200,000 per year. The Company recorded related royalties of $0.6 million and $2.2 million during the three and six months ended June 30, 2022, respectively. The Company recorded related royalties of $1.6 million and $2.9 million during the three and six months ended June 30, 2021, respectively. Royalty expense is included in operating expenses in the unaudited condensed consolidated statements of comprehensive loss. Accrued royalty of $0.8 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively, is included within accrued liabilities in the Company’s unaudited condensed consolidated balance sheets.
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

Note 5. Stock-based Compensation
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,752	$1,557	$3,262	$2,886
General and administrative	1,991	2,087	3,928	3,772
Sales and marketing	4,162	2,683	7,853	4,972
	$7,905	$6,327	$15,043	$11,630
Stock Option Activity
The option awards issued under the 2014 Stock Option Plan (the 2014 Plan) and the 2018 Omnibus Incentive Plan (the 2018 Plan) were measured based on fair value. The Company’s fair value calculations were made using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	—	—	—	5.46 - 6.00
Stock volatility	—	—	—	63.49%
Risk-free interest rate	—	—	—	0.53% - 1.16%
Dividend rate	—	—	—	—
The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were no stock option grants for the three and six months ended June 30, 2022. The weighted-average grant date fair value of options granted was none and $32.89 for the three and six months ended June 30, 2021.
As of June 30, 2022 and December 31, 2021, there was $4.0 million and $6.7 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.2 years and 1.6 years, respectively.

The following table summarizes stock option activity for the six months ended June 30, 2022 under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,427,892	$18.13
Options exercised	(127,089)	15.13	$4,944	(1)
Options forfeited	(10,418)	33.69
Outstanding at June 30, 2022	1,290,385	$18.30	$49,603	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of the second quarter of 2022 and the stock option exercise price, multiplied by the number of in-the-money options as of June 30, 2022. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable is 6.5 years and 6.9 years at June 30, 2022 and December 31, 2021, respectively.
Restricted Shares Awards Activity
As of June 30, 2022 and December 31, 2021, there was $52.3 million and $42.5 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 2.6 years and 3.0 years, respectively.

The following table summarizes restricted shares awards activity for the six months ended June 30, 2022:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2021	1,102,034	$46.07
Restricted shares awards granted	459,729	50.07
Restricted shares awards vested	(218,168)	37.80
Restricted shares awards forfeited	(68,199)	52.73
Outstanding at June 30, 2022	1,275,396	$48.57
Restricted Stock Units Activity
As of June 30, 2022 and December 31, 2021, there was $4.2 million and $1.9 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.9 years and 0.9 years, respectively.
The following table summarizes restricted stock units activity for the six months ended June 30, 2022:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2021	250,464	$42.99
Restricted stock units granted	201,884	38.75
Restricted stock units vested	(268,930)	35.88
Outstanding at June 30, 2022	183,418	$48.74
Note 6. Income Taxes
The following table presents details of the provision for income taxes and effective tax rates (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax (benefit) expense	$(465)	$3,296	$(1,576)	$2,741
Effective tax rate	2.13%	15.09%	3.45%	6.10%
The Company accounts for income taxes according to ASC 740. The Company periodically evaluates whether a portion or all of its deferred tax assets will be recovered. The Company records a valuation allowance against deferred tax assets if and to the extent it is more likely than not that they will not be recovered. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and the market environment, with each consideration weighted based on its reliability. The Company continues to maintain a full valuation allowance against its otherwise recognizable U.S. net deferred income tax assets as of June 30, 2022 and December 31, 2021.
The effective tax rate differs from the statutory U.S. income tax rate due to differing tax rates imposed on income earned in foreign jurisdictions, losses in foreign jurisdictions, and certain nondeductible expenses. The effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors.

The provision for income taxes for the six months ended June 30, 2022 was primarily the result of losses benefited in certain foreign jurisdictions.
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
Note 7. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the three and six months ended June 30, 2022, the Company contributions to the plan amounted to $0.5 million and $1.0 million, respectively. During the three and six months ended June 30, 2021, the Company contributions to the plan amounted to $0.6 million and $1.0 million, respectively.

Note 8. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the six months ended June 30, 2022 included the following (in thousands):

December 31, 2021	$105,510
Foreign currency translation adjustment	(10,658)
June 30, 2022	$94,852
Intangible assets as of June 30, 2022 included the following (in thousands):

		June 30, 2022
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	$(976)	$—	$24
Exclusive license asset	4 years	3,300	(1,100)	—	2,200
Technology	12 years	81,100	(9,076)	(8,744)	63,280
Trade names and trademarks	Indefinite	19,700	—	(2,318)	17,382
Customer relationships	12 years	11,400	(1,688)	(971)	8,741
		$116,500	$(12,840)	$(12,033)	$91,627
Intangible asset as of December 31, 2021 included the following (in thousands):

		December 31, 2021
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation adjustment	Intangible Asset, Net
Patent license asset	8.71 years	$1,000	$(919)	$—	$81
Exclusive license asset	4 years	3,300	(660)	—	2,640
Technology	12 years	81,100	(5,668)	(1,424)	74,008
Trade names and trademarks	Indefinite	19,700	—	(365)	19,335
Customer relationships	12 years	11,400	(799)	(196)	10,405
		$116,500	$(8,046)	$(1,985)	$106,469
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
We believe our proprietary rechargeable SNM system (r-SNM System), the first to be marketed worldwide, offers significant advantages, and is well positioned to capture market share and grow the market for SNM therapy. Our r-SNM System is designed to last 15 or more years in the human body, is only 5cc in volume, offers broad MRI access, ease of use, intuitive programmers, and the longest interval between recharging among rechargeable SNM systems. Our newly developed, long-lived, F-15 non-rechargeable SNM system utilizes a primary cell battery with an expected life of 15 years at typical stimulation parameters and over 20 years at low amplitude parameters. The non-rechargeable INS is approximately 10cc in volume, utilizes constant current stimulation and a recharge-free patient remote control, and is MRI compatible with 1.5T and 3.0T scanners.
We have marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications and initiated limited commercial efforts in England, the Netherlands and Canada in late 2018 and subsequently in Germany and Switzerland. SNM revenue during the six months ended June 30, 2022 from international operations in the Netherlands, England, Canada, Switzerland, and Germany, was approximately $2.6 million.
We are primarily focused on commercializing our products in the United States, which accounts for the vast majority of sales worldwide. We have established a significant commercial infrastructure, with approximately 315 sales and clinical support personnel in the United States. We continue to make significant investments to build our commercial organization to market and support our products. When making hiring decisions for these roles, we prioritize individuals with strong sales backgrounds who also have existing relationships with urologists and urogynecologists.
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
We incurred net losses of $44.1 million and $47.7 million for the six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of $358.7 million as of June 30, 2022 compared to $314.6 million at December 31, 2021. As of June 30, 2022, we had available cash, cash equivalents, and short-term investments of approximately $213.2 million, current liabilities of approximately $29.9 million, and long-term liabilities of approximately $46.5 million.
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
Impact of COVID-19
The COVID-19 pandemic negatively impacted our sales, starting in the second quarter of 2020, by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect that the pandemic could negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM System decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada, have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled from middle of March 2020 through May 2020, but order flow began a gradual recovery in May 2020 and continued to improve in the second half of 2020 through the second quarter of 2021. During the second half of 2021 and through the second quarter of 2022, certain outpatient elective procedures were again postponed or cancelled related to the COVID-19 pandemic and specifically the Delta and Omicron variants, which adversely affected our business during the second half of 2021 and through the second quarter of 2022.
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
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) a minimum annual royalty (the Minimum Royalty), payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the three and six months ended June 30, 2022, we have recorded royalties of $0.6 million and $2.2 million, respectively. During the three and six months ended June 30, 2021, we have recorded royalties of $1.6 million and $2.9 million, respectively. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.
Components of Our Results of Operations
Net Revenue
Revenue during the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
SNM net revenue
United States	$54,468	$39,243	$92,183	$70,988
International markets	1,290	951	2,645	2,109
	$55,758	$40,194	$94,828	$73,097
Bulkamid net revenue(1)
United States	$10,223	$2,371	$16,792	$2,949
International markets	2,999	3,304	5,780	4,196
	$13,222	$5,675	$22,572	$7,145
Total net revenue	$68,980	$45,869	$117,400	$80,242
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
The following table summarizes our research and development expenses by functional area for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Personnel related	$4,022	$4,856	$9,159	$9,734
Clinical development	270	222	538	326
Contract R&D and manufacturing	1,936	2,182	5,892	5,015
Royalty expense	680	1,605	2,235	2,913
Other R&D expenses	227	233	547	479
Total R&D expenses	$7,135	$9,098	$18,371	$18,467
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee compensation, including sales personnel commissions and stock-based compensation, trade shows, booth exhibition costs, and the related travel for these events. Other sales and marketing expenses include direct-to-consumer promotional programs, consulting, and advisory fees. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our commercial infrastructure to both drive and support our expected growth in revenue. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term primarily as, and to the extent, our revenue grows.
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
Acquisition-Related Costs
Acquisition-related costs consist of expenses incurred and changes in contingent consideration related to the Contura acquisition.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense payable under the Loan Agreement with Silicon Valley Bank and other debt arrangements, gains and losses on foreign currency transactions, net of interest income earned on cash equivalents and short-term investments.
Income Tax Expense (Benefit)
Income tax expense (benefit) primarily consists of losses benefited in certain foreign jurisdictions. We maintain a full valuation allowance for deferred tax assets in our domestic operations, including net operating loss carryforwards and research and development credits.

Results of Operations
The following table shows our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Period to Period Change	Six Months Ended June 30,		Period to Period Change
	2022	2021		2022	2021
Net revenue	$68,980	$45,869	$23,111	$117,400	$80,242	$37,158
Cost of goods sold	18,784	17,135	1,649	33,962	31,109	2,853
Gross profit	50,196	28,734	21,462	83,438	49,133	34,305
Gross Margin	72.8%	62.6%		71.1%	61.2%
Operating expenses
Research and development	7,135	9,098	(1,963)	18,371	18,467	(96)
General and administrative	10,572	8,035	2,537	20,585	14,661	5,924
Sales and marketing	39,381	25,411	13,970	72,444	46,339	26,105
Amortization of intangible assets	2,332	2,200	132	4,795	2,878	1,917
Acquisition-related costs	12,205	—	12,205	12,205	4,414	7,791
Total operating expenses	71,625	44,744	26,881	128,400	86,759	41,641
Loss from operations	(21,429)	(16,010)	(5,419)	(44,962)	(37,626)	(7,336)
Other income (expense)
Interest income	360	7	353	403	15	388
Interest and other expense	(839)	(5,849)	5,010	(1,128)	(7,299)	6,171
Other expense, net	(479)	(5,842)	5,363	(725)	(7,284)	6,559
Loss before income tax (benefit) expense	(21,908)	(21,852)	(56)	(45,687)	(44,910)	(777)
Income tax (benefit) expense	(465)	3,296	(3,761)	(1,576)	2,741	(4,317)
Net loss	(21,443)	(25,148)	3,705	(44,111)	(47,651)	3,540
Foreign currency translation adjustment	(12,648)	859	(13,507)	(17,568)	(1,343)	(16,225)
Comprehensive loss	$(34,091)	$(24,289)	$(9,802)	$(61,679)	$(48,994)	$(12,685)

Comparison of the Three Months Ended June 30, 2022 and 2021
Net Revenue
Net revenue was $69.0 million for the three months ended June 30, 2022, an increase of $23.1 million, or 50.4%, compared to $45.9 million for the three months ended June 30, 2021. Net revenues are derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products as we expanded our customer base in the U.S. and increased sales with our existing customer base.
Cost of Goods Sold and Gross Margin
We incurred $18.8 million of cost of goods sold for the three months ended June 30, 2022. We incurred $17.1 million of cost of goods sold for the three months ended June 30, 2021. Gross margin was 72.8% in the three months ended June 30, 2022, compared to 62.6% for the three months ended June 30, 2021. The increase in gross margin is primarily due to higher sales volumes and product mix, partially offset by decreased inventory production related to certain supply chain and labor constraints resulting in lower absorption rates.

Research and Development Expenses
Research and development expenses decreased $2.0 million, or 21.6%, to $7.1 million in the three months ended June 30, 2022, compared to $9.1 million in the three months ended June 30, 2021. The decrease in research and development expenses was primarily attributable to a decrease of $0.9 million in royalty expense and a decrease of $0.8 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits.
General and Administrative Expenses
General and administrative expenses increased $2.5 million, or 31.6%, to $10.6 million in the three months ended June 30, 2022, compared to $8.0 million in the three months ended June 30, 2021, primarily as a result of an increase of $1.3 million in legal costs and an increase of $0.6 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits.
Sales and Marketing Expenses
Sales and marketing expenses increased $14.0 million, or 55.0%, to $39.4 million in the three months ended June 30, 2022, compared to $25.4 million in the three months ended June 30, 2021. The increase in sales and marketing expenses was primarily due to an increase of $8.2 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits and an increase of $4.6 million related to direct-to-consumer programs and other advertising expenses.
Amortization of Intangible Assets
Amortization of intangible assets was $2.3 million in the three months ended June 30, 2022, compared to $2.2 million in the three months ended June 30, 2021. Amortization of intangible assets consisted primarily of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $12.2 million for the three months ended June 30, 2022 related to the change in fair value of contingent consideration. We recorded no acquisition-related costs for the three months ended June 30, 2021.
Other Expense, Net
Other expense, net was $0.5 million in the three months ended June 30, 2022 consisting primarily of losses on foreign currency transactions, partially offset by interest income on cash equivalents and short-term investments. Other expense, net was $5.8 million in the three months ended June 30, 2021 consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank.
Income Tax (Benefit) Expense
Income tax benefit was $0.5 million for the three months ended June 30, 2022 primarily related to losses in certain foreign jurisdictions. Income tax expense was $3.3 million for the three months ended June 30, 2021 primarily related to deferred tax liabilities generated in our foreign operations related to the Contura acquisition.
Comparison of the Six Months Ended June 30, 2022 and 2021
Net Revenue
Net revenue was $117.4 million for the six months ended June 30, 2022, an increase of $37.2 million, or 46.3%, compared to $80.2 million for the six months ended June 30, 2021. Net revenues are primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products as we expanded our customer base in the U.S. and increased sales with our existing customer base.
Cost of Goods Sold and Gross Margin
We incurred $34.0 million of cost of goods sold for the six months ended June 30, 2022. We incurred $31.1 million of cost of goods sold for the six months ended June 30, 2021. Gross margin was 71.1% in the six months ended June 30, 2022, compared to 61.2% for the six months ended June 30, 2021. The increase in gross margin is primarily due to higher sales volumes and product mix, partially offset by decreased inventory production related to certain supply chain and labor constraints resulting in lower absorption rates.
Research and Development Expenses
Research and development expenses decreased $0.1 million, or 0.5%, to $18.4 million in the six months ended June 30, 2022, compared to $18.5 million in the six months ended June 30, 2021. The decrease in research and development expenses was primarily attributable to a decrease of $0.7 million in royalty expense and a decrease of $0.6 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by an increase of $0.9 million in contract R&D and manufacturing costs.
General and Administrative Expenses
General and administrative expenses increased $5.9 million, or 40.4%, to $20.6 million in the six months ended June 30, 2022, compared to $14.7 million in the six months ended June 30, 2021, primarily as a result of an increase of $4.0 million in legal costs and an increase of $0.8 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits.
Sales and Marketing Expenses
Sales and marketing expenses increased $26.1 million, or 56.3%, to $72.4 million in the six months ended June 30, 2022, compared to $46.3 million in the six months ended June 30, 2021. The increase in sales and marketing expenses was primarily due to an increase of $15.6 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits, an increase of $6.5 million related to direct-to-consumer programs and other advertising expenses, and an increase of $3.1 million related to travel expenses.
Amortization of Intangible Assets
Amortization of intangible assets was $4.8 million in the six months ended June 30, 2022, compared to $2.9 million in the six months ended June 30, 2021. The increase in amortization of intangible assets was primarily due to an increase of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $12.2 million for the six months ended June 30, 2022 related to the change in fair value of contingent consideration. Acquisition-related costs were $4.4 million in the six months ended June 30, 2021 related to the Contura acquisition.
Other Expense, Net
Other expense, net was $0.7 million in the six months ended June 30, 2022 consisting primarily of losses on foreign currency transactions, partially offset by interest income on cash equivalents and short-term investments. Other expense, net was $7.3 million in the six months ended June 30, 2021 consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank. The decrease in other expense, net primarily relates to interest on higher outstanding debt balances during the six months ended June 30, 2021 and the related write-off of unamortized debt issuance costs.
Income Tax (Benefit) Expense
Income tax benefit was $1.6 million for the six months ended June 30, 2022 primarily related to losses in certain foreign jurisdictions. Income tax expense was $2.7 million for the six months ended June 30, 2021 primarily related to deferred tax liabilities generated in our foreign operations related to the Contura acquisition.
Liquidity and Capital Resources
We only began full-scale commercialization of our r-SNM System in late 2019. We have expended significant resources on research and development activities, growing our operations organization and building and training our sales organization.

We incurred net losses of $44.1 million and $47.7 million for the six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of $358.7 million as of June 30, 2022 compared to $314.6 million at December 31, 2021. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our products in the United States and internationally.
As of June 30, 2022, we had cash, cash equivalents, and short-term investments of $213.2 million compared to $220.9 million at December 31, 2021. We expect that our cash, cash equivalents, and short-term investments on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock and cash receipts from sales of our products. As of June 30, 2022, we had no outstanding borrowings.
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(10,009)	$(37,536)
Investing activities	(10,923)	(141,234)
Financing activities	1,924	168,788
Effect of exchange rate changes on cash and cash equivalents	1,366	(59)
Net decrease in cash and cash equivalents	$(17,642)	$(10,041)
Net cash used in operating activities
Net cash used in operating activities was $10.0 million for the six months ended June 30, 2022 and consisted primarily of a net loss of $44.1 million, partially offset by non-cash charges of $31.3 million and an increase from changes in net operating assets of $2.8 million. Net operating assets consisted primarily of inventory and accounts receivable due to the commercial growth of our r-SNM System in the United States and the addition of Bulkamid sales. Non-cash charges consisted primarily of stock-based compensation and change in fair value of contingent consideration.
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
Net cash used in investing activities
Net cash used in investing activities was $10.9 million for the six months ended June 30, 2022 and consisted of purchases of short-term investments and property and equipment.
Net cash used in investing activities was $141.2 million for the six months ended June 30, 2021 and consisted primarily of the $140.7 million paid for the acquisition of Contura.

Net cash provided by financing activities
Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2022 and consisted of proceeds from exercise of stock options.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2022.
Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, such standards will not have a significant impact on our unaudited condensed consolidated financial statements or do not otherwise apply to our operations.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $213.2 million as of June 30, 2022, which came from public offerings of our common stock and cash receipts from our product sales. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness in internal control over financial reporting, as described below.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
There have been no material developments in the litigation matters disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022, during the quarter ended June 30, 2022.
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

AXONICS, INC.
Date: August 1, 2022	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2022	By:	/s/ Dan L. Dearen
Dan L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)