Form 10-Q
period 2022-09-30
Axonics, Inc.
filed 2022-11-09
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 7, 2022, 49,529,971 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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
•changes in the structure of healthcare payments for our products;
•announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, joint ventures or capital commitments;
•changes in macroeconomic and market conditions and volatility, including impacts related to the COVID-19 pandemic, risk of recession, inflation, supply chain constraints or disruptions and rising interest rates;
•economic and market conditions in general and in the medical technology industry specifically, including the size and growth, if any, of our markets, and the issuance of securities analysts’ reports or recommendations;
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

Part I—Financial Information
Item 1.    Condensed Consolidated Financial Statements (unaudited)
Axonics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$241,331	$220,878
Short-term investments	108,682	—
Accounts receivable, net of allowance for credit losses of $298 and $355 at September 30, 2022 and December 31, 2021, respectively	36,960	29,044
Inventory, net	57,827	64,946
Prepaid expenses and other current assets	4,561	6,449
Total current assets	449,361	321,317
Property and equipment, net	7,103	6,915
Intangible assets, net	81,787	106,469
Other assets	7,085	7,734
Goodwill	86,942	105,510
Total assets	$632,278	$547,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,972	$7,654
Accrued liabilities	7,106	5,435
Accrued compensation and benefits	11,742	12,413
Operating lease liability, current portion	1,523	1,366
Other current liabilities	30,500	—
Total current liabilities	60,843	26,868
Operating lease liability, net of current portion	7,960	9,052
Deferred tax liabilities, net	13,957	19,217
Other long-term liabilities	—	10,370
Total liabilities	82,760	65,507
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001, 75,000,000 and 50,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 49,479,594 and 46,330,167 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	960,627	803,559
Accumulated deficit	(374,929)	(314,566)
Accumulated other comprehensive loss	(36,185)	(6,560)
Total stockholders’ equity	549,518	482,438
Total liabilities and stockholders’ equity	$632,278	$547,945
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$70,384	$46,913	$187,784	$127,155
Cost of goods sold	19,124	15,719	53,086	46,828
Gross profit	51,260	31,194	134,698	80,327
Operating expenses
Research and development	7,936	8,648	26,307	27,115
General and administrative	9,389	7,443	29,974	22,104
Sales and marketing	39,751	28,112	112,195	74,451
Amortization of intangible assets	2,317	2,216	7,112	5,094
Acquisition-related costs	8,242	1,277	20,447	5,691
Total operating expenses	67,635	47,696	196,035	134,455
Loss from operations	(16,375)	(16,502)	(61,337)	(54,128)
Other income (expense)
Interest income	1,501	9	1,904	24
Interest and other expense	(1,898)	(229)	(3,026)	(7,528)
Other expense, net	(397)	(220)	(1,122)	(7,504)
Loss before income tax (benefit) expense	(16,772)	(16,722)	(62,459)	(61,632)
Income tax (benefit) expense	(520)	528	(2,096)	3,269
Net loss	(16,252)	(17,250)	(60,363)	(64,901)
Foreign currency translation adjustment	(12,057)	(5,138)	(29,625)	(6,481)
Comprehensive loss	$(28,309)	$(22,388)	$(89,988)	$(71,382)

Net loss per share, basic and diluted (see Note 1)	$(0.34)	$(0.38)	$(1.31)	$(1.53)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	47,208,192	44,848,023	46,185,209	42,436,061
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2021	46,330,167	$5	$803,559	$(314,566)	$(6,560)	$482,438
Issuance of common stock for employee stock option exercises for cash	91,286	—	1,444	—	—	1,444
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	312,479	—	5,633	—	—	5,633
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	268,930	—	1,505	—	—	1,505
Foreign currency translation adjustment	—	—	—	—	(4,920)	(4,920)
Net loss	—	—	—	(22,668)	—	(22,668)
Balance at March 31, 2022	47,002,862	5	812,141	(337,234)	(11,480)	463,432
Issuance of common stock for employee stock option exercises for cash	35,803	—	480	—	—	480
RSA issuances and forfeitures for terminations, net and stock-based compensation	79,051	—	6,490	—	—	6,490
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	1,415	—	—	1,415
Foreign currency translation adjustment	—	—	—	—	(12,648)	(12,648)
Net loss	—	—	—	(21,443)	—	(21,443)
Balance at June 30, 2022	47,117,716	$5	$820,526	$(358,677)	$(24,128)	$437,726
Issuance of common stock for employee stock option exercises for cash	220,114	—	3,577	—	—	3,577
RSA issuances and forfeitures for terminations, net and stock-based compensation	129,264	—	6,776	—	—	6,776
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	1,442	—	—	1,442
Follow-on offering - issuance of 2,012,500 shares at $63.85 per share, less closing costs of $192	2,012,500	—	128,306	—	—	128,306
Foreign currency translation adjustment	—	—	—	—	(12,057)	(12,057)
Net loss	—	—	—	(16,252)	—	(16,252)
Balance at September 30, 2022	49,479,594	$5	$960,627	$(374,929)	$(36,185)	$549,518

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2020	39,931,030	$4	$522,296	$(234,499)	$(431)	$287,370
Issuance of common stock for employee stock option exercises for cash	206,507	—	2,821	—	—	2,821
RSA issuances and forfeitures for terminations, net and stock-based compensation	358,300	—	3,809	—	—	3,809
Issuance of common stock for vesting of RSU and stock-based compensation	169,054	—	1,494	—	—	1,494
Issuance of common stock for acquisition of Contura Limited	1,096,583	—	55,728	—	—	55,728
Issuance of common stock for exclusive license asset	65,594	—	3,637	—	—	3,637
Foreign currency translation adjustment	—	—	—	—	(2,202)	(2,202)
Net loss	—	—	—	(22,503)	—	(22,503)
Balance at March 31, 2021	41,827,068	4	589,785	(257,002)	(2,633)	330,154
Issuance of common stock for employee stock option exercises for cash	206,921	—	2,095	—	—	2,095
RSA issuances and forfeitures for terminations, net and stock-based compensation	31,975	—	4,381	—	—	4,381
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	1,946	—	—	1,946
Follow-on offering - issuance of 4,025,000 shares at $50.00 per share, less closing costs of $11,272	4,025,000	1	189,977	—	—	189,978
Foreign currency translation adjustment	—	—	—	—	859	859
Net loss	—	—	—	(25,148)	—	(25,148)
Balance at June 30, 2021	46,090,964	$5	$788,184	$(282,150)	$(1,774)	$504,265
Issuance of common stock for employee stock option exercises for cash	86,894	—	1,523	—	—	1,523
RSA issuances and forfeitures for terminations, net and stock-based compensation	80,900	—	4,723	—	—	4,723
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	1,967	—	—	1,967
Foreign currency translation adjustment	—	—	—	—	(5,138)	(5,138)
Net loss	—	—	—	(17,250)	—	(17,250)
Balance at September 30, 2021	46,258,758	$5	$796,397	$(299,400)	$(6,912)	$490,090
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(60,363)	$(64,901)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,841	6,483
Stock-based compensation	23,261	18,320
Amortization of debt issuance costs	—	4,991
Reversal of allowance of credit losses	(57)	(92)
Change in fair value of contingent consideration	20,130	1,250
Deferred income taxes and other items, net	(1,630)	3,711
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(8,220)	(6,669)
Inventory	6,256	(6,671)
Prepaid expenses and other current assets	1,836	1,075
Other assets	98	(273)
Accounts payable	2,517	62
Accrued liabilities	1,740	(978)
Accrued compensation and benefits	(624)	3,047
Lease liability	53	115
Net cash used in operating activities	(6,162)	(40,530)
Cash Flows from Investing Activities
Purchases of property and equipment	(1,888)	(1,177)
Purchases of short-term investments	(128,436)	—
Proceeds from sales and maturities of short-term investments	20,000	—
Acquisition of a business, net of cash acquired	—	(140,741)
Net cash used in investing activities	(110,324)	(141,918)
Cash Flows from Financing Activities
Payment of debt issuance costs	—	(106)
Proceeds from debt	—	75,000
Repayment of debt	—	(101,000)
Proceeds from offering of common stock upon follow-on public offering	128,498	201,250
Payment of common stock offering costs upon follow-on public offering	(192)	(11,272)
Proceeds from exercise of stock options	5,501	6,439
Net cash provided by financing activities	133,807	170,311
Effect of exchange rate changes on cash and cash equivalents	3,132	(247)
Net increase (decrease) in cash and cash equivalents	20,453	(12,384)
Cash and cash equivalents, beginning of year	220,878	241,181
Cash and cash equivalents, end of period	$241,331	$228,797
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1	$2,178
Cash paid for taxes	$644	$1
Noncash Investing and Financing Activities
Property and equipment acquired but not yet paid	$29	$—
Common stock issuance for business acquisition	$—	$55,728
Contingent consideration for business acquisition	$—	$7,630
Common stock issuance for exclusive license asset	$—	$3,637
Accrued loan fees as debt issuance costs	$—	$4,500
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
The Company is a medical technology company that develops and commercializes innovative and minimally invasive products to treat bladder and bowel dysfunction. The Company has designed and developed both rechargeable (r-SNM System) and non-rechargeable (F15™) implantable sacral neuromodulation (SNM) systems, which deliver mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (OAB), urinary retention (UR) and fecal incontinence (FI). The Company’s products are protected by intellectual property based on Company-generated innovations and patents and other intellectual property licensed from AMF. The Company has marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications. The premarket approval (PMA) application for the r-SNM System for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) on September 6, 2019, and the PMA application for the r-SNM System for the treatment of OAB and UR was approved by the FDA on November 13, 2019. Accordingly, the Company began U.S. commercialization of its r-SNM System in the fourth quarter of 2019. Prior to the fourth quarter of 2019, the Company derived revenue only from its international operations in select markets including England, the Netherlands and Canada, and its activities had consisted primarily of developing the r-SNM System, conducting its RELAX-OAB post-market clinical follow-up study in Europe, its ARTISAN-SNM pivotal clinical study in the United States and hiring and training its U.S. commercial team in preparation for the launch of the r-SNM System in the United States.
Beginning in February 2021 with the acquisition of Contura Limited, the Company also markets Bulkamid®, a urethral bulking agent to treat female stress urinary incontinence (SUI). Beginning in March 2022 with the FDA approval of the Company’s long-lived, recharge-free F15 SNM implantable stimulator, the Company now markets and sells the F15 recharge-free system to customers in the United States in addition to the existing r-SNM system. The new recharge-free system and Bulkamid are protected by intellectual property based on Company-generated innovations or patents acquired as part of the Contura acquisition.
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
August 2022 Follow-On Offering
On August 5, 2022, the Company completed a follow-on offering by issuing 2,012,500 shares of common stock, at an offering price of $63.85 per share, inclusive of 262,500 shares of the Company’s common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds to the Company were approximately $128.3 million, after deducting offering expenses payable by the Company.
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
The unaudited interim condensed consolidated financial statements and related footnote disclosures as of and for the three and nine months ended September 30, 2022 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2022 in accordance with United States generally accepted accounting principles (GAAP), however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed with the SEC on March 1, 2022).
Reclassifications
Certain prior period reported amounts have been reclassified to conform with the current period presentation.
Liquidity
The Company only began full-scale commercialization of the r-SNM System in late 2019. The Company has expended significant resources on research and development activities, growing its operations organization and building and training its sales organization.
The Company incurred net losses of $60.4 million and $64.9 million for the nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of $374.9 million as of September 30, 2022 compared to $314.6 million at December 31, 2021. The Company expects to continue to spend a significant amount of its existing resources on sales and marketing activities as the Company continues to invest in commercializing and marketing its products in the United States and internationally.
As of September 30, 2022, the Company had cash, cash equivalents, and short-term investments of $350.0 million compared to cash and cash equivalents of $220.9 million at December 31, 2021. The Company expects that its cash, cash equivalents, and short-term investments on hand will be sufficient to fund its operations through at least the next 12 months. The Company funds its operations through a combination of proceeds from public offerings of its common stock and cash receipts from sales of its products. As of September 30, 2022, the Company had no outstanding borrowings.
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

COVID-19
The ongoing COVID-19 outbreak, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has adversely affected the Company’s business in several ways. The primary impact on the Company’s business was the cancellation or delay of elective procedures in certain areas to allow health care facilities to prioritize the treatment of COVID-19 patients during the initial stages and resurgence periods of the pandemic or because patients are avoiding health care facilities that they feel are unsafe. These developments materially reduced the number of procedures using the Company’s r-SNM System. If governmental authorities recommend again in the future that it is deemed advisable for health care facilities to not perform outpatient elective procedures, as was the case at various times since the second quarter of 2020, the Company expects it would materially harm the Company’s revenues and potentially increase the Company’s operating loss. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus may continue to cause additional outbreaks. These challenges will likely continue for the duration of the pandemic and could reduce the Company’s revenue and negatively impact the Company’s business, financial condition and results of operations while the pandemic continues. If these delays in procedures occur in the future, the Company may have to scale back its business, including reducing headcount, which could have a negative impact on the Company’s long-term operations. The Company could also experience other negative impacts of the COVID-19 outbreak such as the lack of availability of the Company’s key personnel, temporary closures of the Company’s office or the facilities of the Company’s business partners, customers, third party service providers or other vendors, and the interruption of the Company’s supply chain, distribution channels, liquidity and capital or financial markets.
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
Revenue Recognition
Revenue recognized during the nine months ended September 30, 2022 and 2021 relates entirely to the sale of the Company’s products to its customers and distributors.
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
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.2 million and $0.2 million at September 30, 2022 and December 31, 2021, respectively, and is recorded as a reduction of gross revenue in its unaudited condensed consolidated statements of comprehensive loss. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three and nine months ended September 30, 2022, the replacement costs were minimal and $0.1 million, respectively. For the three and nine months ended September 30, 2021, the replacement costs were minimal and $0.2 million, respectively. The replacement costs are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to sales and marketing expense. The warranty liability as of September 30, 2022 and December 31, 2021 was $0.1 million and $0.1 million, respectively.
Shipping and handling costs incurred for the delivery of goods to customers and distributors are included in cost of goods sold. Amounts billed to customers and distributors for shipping and handling are included in net revenue.
The following table provides additional information pertaining to net revenue disaggregated by product and geographic market for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SNM net revenue
United States	$55,610	$39,147	$147,793	$110,135
International markets	1,249	922	3,894	3,031
	$56,859	$40,069	$151,687	$113,166
Bulkamid net revenue(1)
United States	$11,045	$3,921	$27,837	$6,870
International markets	2,480	2,923	8,260	7,119
	$13,525	$6,844	$36,097	$13,989
Total net revenue	$70,384	$46,913	$187,784	$127,155
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
The following table summarizes the changes in our allowance for credit losses (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$355	$465
Write-offs	(74)	(12)
Bad debt expense (recoveries)	17	(68)
Balance at end of period	$298	$385
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
The Company’s assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the unaudited condensed consolidated financial statements approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, and accounts payables due to their short-term nature.
The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill.
Certain of the Company’s business combinations involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within operating expenses in the consolidated statements of comprehensive loss.
On February 25, 2021, we acquired Contura Limited and its Bulkamid product, a urethral bulking agent indicated for the treatment of female SUI. In consideration for the acquisition, we paid approximately $141.3 million in cash and issued 1,096,583 shares of our common stock. We may pay an additional $35 million in the event Bulkamid sales in any consecutive 12-month period exceed $50 million (the Milestone) before December 31, 2024, with payment due within 50 business days following the quarter in which the Milestone has been met.
Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration is estimated using a binary option-based approach with assumptions the Company believes would be made by a market participant. Significant inputs include projected revenues, discount rates, volatility factors and risk-free rates. The Company assesses these assumptions on an ongoing basis as additional data impacting the assumptions is obtained and any change in fair value of the contingent consideration is recorded within acquisition-related costs in the consolidated statements of comprehensive loss. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the projected revenues would result in a directionally similar change to the overall estimate of the contingent consideration. At September 30, 2022, the discount rates ranged from 7.0% to 8.2%, volatility was estimated at 24.0%, and risk-free rates ranged from 3.0% to 4.2%. The fair value of contingent consideration of $30.5 million at September 30, 2022, is reflected in other current liabilities in the Company’s unaudited condensed consolidated balance sheets, as the Milestone is expected to be met within the next 12 months. The fair value of contingent consideration of $10.4 million at December 31, 2021, is reflected in other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets.
The following table summarizes the changes in the fair value of recurring Level 3 fair value measurements during the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Liabilities
Contingent consideration:
Balance at beginning of period	$10,370	$—
February 25, 2021 Acquisition	—	7,630
Change in fair value included in earnings	20,130	1,250
Balance at end of period	$30,500	$8,880
There were no transfers between Levels 1, 2 or 3 for the periods presented.
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income (loss) within the unaudited condensed consolidated statements of comprehensive loss. There were no unrealized gains or losses during the three and nine months ended September 30, 2022 and 2021.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to net income (loss) and the corresponding establishment of a credit loss allowance for the security. Premiums (discounts) are amortized (accreted) over the life of the related security as an adjustment to yield using the straight-line interest method. Dividend and interest income are recognized when earned. Realized gains or losses are included in net loss and are derived using the specific identification method for determining the cost of securities sold.
The Company had no outstanding investment securities as of December 31, 2021. The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

	Fair Value Measurements at September 30, 2022
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$192,797	$—	$192,797
U.S. government and agency securities	63,174	—	—	63,174
	$63,174	$192,797	$—	$255,971
_____________________________________________
(1)    As of September 30, 2022, commercial paper investments of $143.3 million and U.S. government and agency securities of $4.0 million are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase on the unaudited condensed consolidated balance sheets.
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive gain or loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of September 30, 2022 and December 31, 2021, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss. Accumulated other comprehensive loss consists entirely of losses or gains from translation of foreign subsidiaries at September 30, 2022 and December 31, 2021.
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
As of September 30, 2022, the Company had $34.1 million, $5.7 million and $18.0 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.4 million. As of December 31, 2021, the Company had $46.8 million, $2.8 million and $15.3 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.2 million.
Customer and Vendor Concentration
As of September 30, 2022 and December 31, 2021, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of September 30, 2022 and December 31, 2021, there was one vendor and no vendor, respectively, who accounted for over 10% of the Company’s consolidated accounts payable. During the nine months ended September 30, 2022 and September 30, 2021, there were no customers who accounted for over 10% of the Company’s consolidated net revenue. During the nine months ended September 30, 2022 and September 30, 2021, there were three vendors and one vendor, respectively, who accounted for over 10% of the Company’s inventory-related purchases.
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
Goodwill
Goodwill represents the excess purchase price over the fair values of the identifiable assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs an annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair value of its reporting unit using a combination of the discounted cash flow and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. During the nine months ended September 30, 2022, the Company did not record any impairment charges related to goodwill.
Intangible Assets
Patent license asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the initial public offering, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. The amortization of this intangible asset was $0.1 million during the nine months ended September 30, 2022 and 2021. The amortization of the patent license asset was minimal during the three months ended September 30, 2022 and 2021. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 8.
Exclusive license asset
The intangible asset represents exclusive rights to existing technologies and development services from Micro Systems Engineering, Inc. pursuant to an agreement entered into on March 2, 2021. The rights and services were provided in exchange for 65,594 shares of common stock, $0.0001 par value, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the unaudited condensed consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. The Company recorded expense for the amortization of the exclusive license asset of $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively. There was $0.2 million and $0.4 million of amortization of this intangible asset recorded during the three and nine months ended September 30, 2021, respectively. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 8.
Contura acquisition
The intangible assets represent technology, trade names and trademarks, and customer relationships acquired from Contura on February 25, 2021. The straight-line method over the period of estimated benefit is used to amortize finite-lived intangible assets except for customer relationships. Accounting Standards Codification (ASC) 350-30-35-3 states that customer relationships generally dissipate at a more rapid rate in the earlier periods following a company’s succession to these relationships, with the rate of attrition declining over time. As such, the accelerated method is used to amortize customer relationships. The Company recorded expense for the amortization of Contura acquisition intangible assets of $2.1 million and $6.4 million during the three and nine months ended September 30, 2022, respectively. There was $2.0 million and $4.6 million of amortization of these intangible assets recorded during the three and nine months ended September 30, 2021, respectively. The Company reviewed the intangible assets for impairment for this asset group during the three months ended September 30, 2022. As Bulkamid SARL ceased sales operations and did not recognize revenue during the three months ended September 30, 2022, and does not expect to recognize revenue in future periods, the Company wrote off the customer relationships intangible asset of $0.3 million related to this entity. The impairment expense is recorded within the general and administrative expenses in its unaudited condensed consolidated statements of comprehensive loss. For additional information, see Note 8.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net cash flows that the assets are expected to generate. If said assets are considered to be impaired, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been $0.3 million of impairments of long-lived assets during the three and nine months ended September 30, 2022.
Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. There have been no impairments to indefinite-lived intangible assets during the three and nine months ended September 30, 2022.
Leases
In accordance with ASU No. 2016-02, “Leases (Topic 842),” components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. Topic 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in Topic 842 to assist in evaluating leases for appropriate classification between operating and finance leases. The aforementioned bright lines are applied consistently to the Company’s entire portfolio of leases.
Operating lease right-of-use (ROU) asset and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate for a fully collateralized amortizing loan with the same maturity as the lease term in similar economic environment, based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Research and Development
Research and development costs are charged to operations as incurred. Research and development costs include salary and personnel-related costs, costs of clinical studies and testing, supplies and materials, and outside consultant costs.
Advertising Expense
The Company expenses advertising costs as they are incurred. During the three and nine months ended September 30, 2022, advertising expenses totaled $6.0 million and $15.5 million, respectively, and are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss. During the three and nine months ended September 30, 2021, advertising expenses totaled $2.6 million and $5.5 million, respectively, and are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.
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
The Company also grants shares of performance-based restricted stock units that typically vest after one year only if the Company has also achieved certain performance objectives as defined and approved by the Company’s board of directors. The fair value of performance awards are determined based on the Company’s stock price at the date of grant and expensed over the performance period based on the probability of achieving the performance objectives. In addition, the Company also grants market-based restricted stock units that have combined market conditions and service conditions for vesting, for which the Company uses the Monte Carlo valuation model to value equity awards (as of the date of grant). Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided.
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
For the three and nine months ended September 30, 2022, there were 2,389,761 and 2,401,649 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss. For the three and nine months ended September 30, 2021, there were 2,459,912 and 2,460,176 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one segment, the development and commercialization of innovative and minimally invasive products to treat bladder and bowel dysfunction. Geographically, the Company sells over 90% of its products to customers in the United States. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.
Recent Accounting Pronouncements
We have reviewed and considered all recent accounting pronouncements that have not yet been adopted and believe there are none that could potentially have a material impact on our business practices, financial condition, results of operations, or disclosures.
Note 2. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands) at:

	September 30,	December 31,
	2022	2021
Equipment	$2,576	$2,429
Computer hardware and software	3,304	2,450
Tools and molds	1,841	1,579
Leasehold improvements	4,448	4,372
Furniture and fixtures	1,837	1,502
Construction in progress	299	127
	14,305	12,459
Less: accumulated depreciation and amortization	(7,202)	(5,544)
	$7,103	$6,915
Depreciation and amortization expense of property and equipment was $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively. Depreciation and amortization expense of property and equipment was $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively.
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
During the three and nine months ended September 30, 2022, ROU assets obtained in exchange for new operating lease liabilities were $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2021, ROU assets obtained in exchange for new operating lease liabilities were none and $0.1 million, respectively. As of September 30, 2022 and December 31, 2021, the ROU assets had a balance of $6.4 million and $7.1 million, respectively. The operating lease ROU asset is included within the Company’s non-current other assets, and lease liabilities are included in current or noncurrent liabilities in the Company’s unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2022, cash paid for amounts included in operating lease liabilities was $0.6 million and $1.6 million, respectively. During the three and nine months ended September 30, 2021, cash paid for amounts included in operating lease liabilities was $0.5 million and $1.5 million, respectively. Amortization of the ROU assets was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. Amortization of the ROU assets was $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the weighted-average remaining lease term for the Company’s operating leases was 5.1 years and 5.9 years, respectively. The weighted-average incremental borrowing rate for a collateralized asset of the same remaining term used to determine the present value of the Company’s operating leases’ future payments was 7.1% and 7.1% as of September 30, 2022 and December 31, 2021, respectively.

Total lease costs for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$542	$524	$1,590	$1,583
Short-term lease cost	24	25	65	77
Variable lease cost	91	54	164	152
Total lease cost	$657	$603	$1,819	$1,812
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF, a Company stockholder, licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year after 2018, subject to a maximum amount of $200,000 per year. The Company recorded related royalties of $0.6 million and $2.8 million during the three and nine months ended September 30, 2022, respectively. The Company recorded related royalties of $1.6 million and $4.5 million during the three and nine months ended September 30, 2021, respectively. Royalty expense is included in operating expenses in the unaudited condensed consolidated statements of comprehensive loss. Accrued royalties of $0.5 million and $1.8 million as of September 30, 2022 and December 31, 2021, respectively, are included within accrued liabilities in the Company’s unaudited condensed consolidated balance sheets. Royalty expense is declining because the Company’s F15 recharge-free SNM device is not covered by any AMF patents licensed to the Company and is therefore not an AMF Licensed Product that requires the payment of a royalty to AMF.

Legal Matters
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against the Company in the United States District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. The Company refers to this matter as the Medtronic Litigation. The complaint asserts that the Company’s r-SNM System infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that the Company has infringed and is infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing the Company from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The Company believes the allegations are without merit and is vigorously defending itself against them. The Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences. The Company is currently engaged in discovery in the Medtronic Litigation. A jury trial is scheduled in the Medtronic Litigation for April 2023.
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
Note 5. Stock-Based Compensation
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,734	$1,549	$4,996	$4,435
General and administrative	2,052	2,158	5,980	5,930
Sales and marketing	4,432	2,983	12,285	7,955
	$8,218	$6,690	$23,261	$18,320

Stock Option Activity
The option awards issued under the 2014 Stock Option Plan (the 2014 Plan) and the 2018 Omnibus Incentive Plan (the 2018 Plan) were measured based on fair value. The Company’s fair value calculations were made using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	—	5.50	—	5.46 - 6.00
Stock volatility	—	63.49%	—	63.49%
Risk-free interest rate	—	0.85%	—	0.53% - 1.16%
Dividend rate	—	—	—	—
The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were no stock option grants for the three and nine months ended September 30, 2022. The weighted-average grant date fair value of options granted was $33.08 and $32.93 for the three and nine months ended September 30, 2021.
As of September 30, 2022 and December 31, 2021, there was $2.8 million and $6.7 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.1 years and 1.6 years, respectively.
The following table summarizes stock option activity for the nine months ended September 30, 2022 under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,427,892	$18.13
Options exercised	(347,203)	15.84	$17,288	(1)
Options forfeited	(14,249)	33.50
Outstanding at September 30, 2022	1,066,440	$18.66	$55,216	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of the third quarter of 2022 and the stock option exercise price, multiplied by the number of in-the-money options as of September 30, 2022. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable was 6.3 years and 6.9 years at September 30, 2022 and December 31, 2021, respectively.

Restricted Shares Awards Activity
As of September 30, 2022 and December 31, 2021, there was $56.1 million and $42.5 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 2.5 years and 3.0 years, respectively.
The following table summarizes restricted shares awards activity for the nine months ended September 30, 2022:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2021	1,102,034	$46.07
Restricted shares awards granted	611,954	54.89
Restricted shares awards vested	(271,547)	41.25
Restricted shares awards forfeited	(91,160)	51.35
Outstanding at September 30, 2022	1,351,281	$50.68
Restricted Stock Units Activity
As of September 30, 2022 and December 31, 2021, there was $2.8 million and $1.9 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.8 years and 0.9 years, respectively.
The following table summarizes restricted stock units activity for the nine months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2021	250,464	$42.99
Restricted stock units granted	201,884	38.75
Restricted stock units vested	(268,930)	35.88
Outstanding at September 30, 2022	183,418	$48.74

Note 6. Income Taxes
The following table presents details of the provision for income taxes and effective tax rates (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax (benefit) expense	$(520)	$528	$(2,096)	$3,269
Effective tax rate	3.10%	3.16%	3.36%	5.30%
The Company accounts for income taxes according to ASC 740. The Company periodically evaluates whether a portion or all of its deferred tax assets will be recovered. The Company records a valuation allowance against deferred tax assets if and to the extent it is more likely than not that they will not be recovered. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and the market environment, with each consideration weighted based on its reliability. The Company continues to maintain a full valuation allowance against its otherwise recognizable U.S. net deferred income tax assets as of September 30, 2022 and December 31, 2021.
The effective tax rate differs from the statutory U.S. income tax rate due to differing tax rates imposed on income earned in foreign jurisdictions, losses in foreign jurisdictions, and certain nondeductible expenses. The effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The provision for income taxes for the nine months ended September 30, 2022 was primarily the result of losses benefited in certain foreign jurisdictions.
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
Note 7. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the three and nine months ended September 30, 2022, the Company’s contributions to the plan amounted to $0.5 million and $1.5 million, respectively. During the three and nine months ended September 30, 2021, the Company’s contributions to the plan amounted to $0.4 million and $1.4 million, respectively.

Note 8. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the nine months ended September 30, 2022 included the following (in thousands):

December 31, 2021	$105,510
Foreign currency translation adjustment	(18,568)
September 30, 2022	$86,942
Intangible assets as of September 30, 2022 included the following (in thousands):

		September 30, 2022
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(1,320)	—	—	1,980
Technology	12 years	81,100	(10,795)	—	(13,991)	56,314
Trade names and trademarks	Indefinite	19,700	—	—	(3,768)	15,932
Customer relationships	12 years	11,400	(2,042)	(287)	(1,510)	7,561
		$116,500	$(15,157)	$(287)	$(19,269)	$81,787
Intangible assets as of December 31, 2021 included the following (in thousands):

		December 31, 2021
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation adjustment	Intangible Asset, Net
Patent license asset	8.71 years	$1,000	$(919)	$—	$81
Exclusive license asset	4 years	3,300	(660)	—	2,640
Technology	12 years	81,100	(5,668)	(1,424)	74,008
Trade names and trademarks	Indefinite	19,700	—	(365)	19,335
Customer relationships	12 years	11,400	(799)	(196)	10,405
		$116,500	$(8,046)	$(1,985)	$106,469
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
Overview
We are a global medical technology company that is developing and commercializing novel products for adults with bladder and bowel dysfunction, including: (i) implantable rechargeable sacral neuromodulation (SNM)

systems to treat urinary urge incontinence (UUI) and urinary urgency frequency (UUF), together referred to as overactive bladder (OAB), as well as fecal incontinence (FI), and non-obstructive urinary retention (UR); and (ii) a urethral bulking agent (Bulkamid) to treat female stress urinary incontinence (SUI).
OAB affects an estimated 87 million adults in the United States and Europe, with an additional 40 million adults estimated to suffer from FI. SUI affects an estimated 29 million women in the United States alone.
SNM therapy is an effective and durable treatment for UUI, UUF, UR and FI that has been widely used and reimbursed in Europe and the United States for the past two decades. Bulkamid is also an effective and durable treatment for SUI. Bulkamid was approved by the FDA for use in the United States in early 2020 and is widely reimbursed in the United States and is a covered service in most international markets.
SNM is the only OAB treatment with proven clinical superiority to standard medical therapy and OAB patients who receive SNM report significantly higher quality of life than patients undergoing drug treatment.
We estimate the U.S. SNM market is now approximately $750 million and believe it is a growing market. Until we entered the market, it was serviced by Medtronic as a single participant.
Our proprietary rechargeable SNM system, the first to be marketed worldwide, is designed to last 15 or more years in the human body, is only 5cc in volume, utilizes constant current stimulation, offers broad MRI access with 1.5T and 3.0T scanners, ease of use, intuitive programmers for both patients and providers, and the longest interval between recharging among rechargeable SNM systems.
Our newly developed, long-lived, F15™ non-rechargeable SNM system utilizes a primary cell battery with an expected life of 15 years at typical stimulation parameters and over 20 years at low amplitude parameters. The non-rechargeable INS is approximately 10cc in volume, utilizes constant current stimulation, a recharge-free patient remote control, and also offers broad MRI access.
We have marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications and initiated limited commercial efforts in England, the Netherlands and Canada in late 2018 and subsequently in Germany and Switzerland. SNM revenue during the nine months ended September 30, 2022 from international operations in the Netherlands, England, Canada, Germany, Switzerland, and Denmark was approximately $3.9 million.
We are primarily focused on commercializing our products in the United States, which accounts for the vast majority of sales worldwide. We have established a significant commercial infrastructure with approximately 330 sales and clinical support personnel in the United States. We continue to make significant investments to build our commercial organization to market and support our products. When making hiring decisions for these roles, we prioritize individuals with strong sales backgrounds who also have existing relationships with urologists and urogynecologists.
In February 2021, the FDA approved a third-generation INS for our r-SNM System under a PMA supplement. The third-generation INS upgrades the embedded software in the INS and the functionality of the patient remote control. These modifications give patients the ability to make broader stimulation parameter adjustments based on interoperative findings. We intend to continue to make investments in research and development efforts to develop enhancements to our r-SNM System.
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
We are currently engaged in the manufacturing of a number of processes of our SNM systems and outsource the manufacture of certain implantable components of our SNM systems with contract manufacturers who all have quality systems established that meet FDA requirements and are all recognized in their field for their competency to manufacture the respective portions of our SNM systems. We believe the manufacturers we currently utilize have sufficient capacity to meet our requirements and are able to scale up their capacity relatively quickly with limited capital investment.
Prior to obtaining our initial FDA approval, we devoted substantially all of our resources to research and development activities related to our r-SNM System, including clinical and regulatory initiatives to obtain marketing approvals. We spend a significant amount of our resources on sales and marketing activities to commercialize and market our line of SNM systems in the United States.
We incurred net losses of $60.4 million and $64.9 million for the nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of $374.9 million as of September 30, 2022 compared to $314.6 million at December 31, 2021. As of September 30, 2022, we had available cash, cash equivalents, and short-term investments of approximately $350.0 million, current liabilities of approximately $60.8 million, and long-term liabilities of approximately $21.9 million.
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
August 2022 Follow-On Offering
On August 5, 2022, we completed a follow-on offering by issuing 2,012,500 shares of common stock, at an offering price of $63.85 per share, inclusive of 262,500 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The gross proceeds to us from this follow-on offering were $128.5 million and the net proceeds were approximately $128.3 million, after deducting offering expenses payable by us.
Impact of COVID-19
The COVID-19 pandemic negatively impacted our sales, starting in the second quarter of 2020, by significantly decreasing and delaying the number of procedures performed using our r-SNM System, and we expect that the pandemic could negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our r-SNM

System decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada, have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. Specifically, substantially all of the procedures using our r-SNM System were postponed or cancelled from middle of March 2020 through May 2020, but order flow began a gradual recovery in May 2020 and continued to improve in the second half of 2020 through the second quarter of 2021. During the second half of 2021 and through the second quarter of 2022, certain outpatient elective procedures were again postponed or cancelled related to the COVID-19 pandemic and specifically the Delta and Omicron variants, which adversely affected our business during the second half of 2021 and through the third quarter of 2022.
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
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) a minimum annual royalty (the Minimum Royalty), payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the three and nine months ended September 30, 2022, we have recorded royalties of $0.6 million and $2.8 million, respectively. During the three and nine months ended September 30, 2021, we have recorded royalties of $1.6 million and $4.5 million, respectively. We have 60 days to pay AMF the royalty amount due under the License Agreement, and if we fail to pay AMF within such 60-day period, AMF may, at its election, convert the exclusive license to a non-exclusive license or terminate the License Agreement.

Components of Our Results of Operations
Net Revenue
Revenue during the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SNM net revenue
United States	$55,610	$39,147	$147,793	$110,135
International markets	1,249	922	3,894	3,031
	$56,859	$40,069	$151,687	$113,166
Bulkamid net revenue(1)
United States	$11,045	$3,921	$27,837	$6,870
International markets	2,480	2,923	8,260	7,119
	$13,525	$6,844	$36,097	$13,989
Total net revenue	$70,384	$46,913	$187,784	$127,155
_____________________________________________
(1)    The acquisition of Bulkamid was completed on February 25, 2021. Reported revenue includes sales from February 26, 2021 onwards.
We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality. For example, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter. Our revenue has been impacted by these industry trends.
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
We calculate gross margin as gross profit divided by revenue. We expect future gross margin will be affected by a variety of factors, including manufacturing costs, the average selling price of our products, the implementation of cost-reduction strategies, inventory obsolescence costs, which may occur when new generations of our r-SNM System are introduced, and to a lesser extent, the sales mix between the United States, Canada, Europe and Australia as our average selling price in the United States is expected to be higher than in Canada, Europe and Australia and foreign currency exchange rates. Our gross margin may increase over the long term to the extent our production volumes increase and we receive discounts on the costs charged by our contract manufacturers, thereby reducing our per unit costs. Additionally, our gross margin may fluctuate from quarter to quarter as we continue to introduce new products and adopt new manufacturing processes and technologies.
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
The following table summarizes our research and development expenses by functional area for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Personnel related	$4,479	$4,604	$13,638	$14,338
Clinical development	333	287	871	613
Contract R&D and manufacturing	2,328	1,877	8,220	6,892
Royalty expense	541	1,607	2,776	4,520
Other R&D expenses	255	273	802	752
Total R&D expenses	$7,936	$8,648	$26,307	$27,115
General and Administrative Expenses
General and administrative expenses consist primarily of employee compensation, including stock-based compensation, and spending related to finance, information technology, human resource functions, consulting, legal, and professional service fees. Other general and administrative expenses include director and officer insurance premiums, investor relations costs, office-related expenses, facilities and equipment rentals, bad debt expense, travel expenses, and impairment expenses. We expect our general and administrative expenses will significantly increase in absolute dollars as we increase our headcount and expand administrative personnel to support our growth and operations as a public company including finance personnel and information technology services. Additionally, we anticipate increased legal expenses associated with our patent infringement litigation with Medtronic. We expect general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.
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

Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense payable under the Loan and Security Agreement with Silicon Valley Bank and other debt arrangements, gains and losses on foreign currency transactions, net of interest income earned on cash equivalents and short-term investments.
Income Tax Expense (Benefit)
Income tax expense (benefit) primarily consists of losses benefited in certain foreign jurisdictions. We maintain a full valuation allowance for deferred tax assets in our domestic operations, including net operating loss carryforwards and research and development credits.
Results of Operations
The following table shows our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Period to Period Change	Nine Months Ended September 30,		Period to Period Change
	2022	2021		2022	2021
Net revenue	$70,384	$46,913	$23,471	$187,784	$127,155	$60,629
Cost of goods sold	19,124	15,719	3,405	53,086	46,828	6,258
Gross profit	51,260	31,194	20,066	134,698	80,327	54,371
Gross Margin	72.8%	66.5%		71.7%	63.2%
Operating expenses
Research and development	7,936	8,648	(712)	26,307	27,115	(808)
General and administrative	9,389	7,443	1,946	29,974	22,104	7,870
Sales and marketing	39,751	28,112	11,639	112,195	74,451	37,744
Amortization of intangible assets	2,317	2,216	101	7,112	5,094	2,018
Acquisition-related costs	8,242	1,277	6,965	20,447	5,691	14,756
Total operating expenses	67,635	47,696	19,939	196,035	134,455	61,580
Loss from operations	(16,375)	(16,502)	127	(61,337)	(54,128)	(7,209)
Other income (expense)
Interest income	1,501	9	1,492	1,904	24	1,880
Interest and other expense	(1,898)	(229)	(1,669)	(3,026)	(7,528)	4,502
Other expense, net	(397)	(220)	(177)	(1,122)	(7,504)	6,382
Loss before income tax (benefit) expense	(16,772)	(16,722)	(50)	(62,459)	(61,632)	(827)
Income tax (benefit) expense	(520)	528	(1,048)	(2,096)	3,269	(5,365)
Net loss	(16,252)	(17,250)	998	(60,363)	(64,901)	4,538
Foreign currency translation adjustment	(12,057)	(5,138)	(6,919)	(29,625)	(6,481)	(23,144)
Comprehensive loss	$(28,309)	$(22,388)	$(5,921)	$(89,988)	$(71,382)	$(18,606)

Comparison of the Three Months Ended September 30, 2022 and 2021
Net Revenue
Net revenue was $70.4 million for the three months ended September 30, 2022, an increase of $23.5 million, or 50.0%, compared to $46.9 million for the three months ended September 30, 2021. Net revenues are derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products as we expanded our customer base in the U.S. and increased sales with our existing customer base.

Cost of Goods Sold and Gross Margin
We incurred $19.1 million of cost of goods sold for the three months ended September 30, 2022. We incurred $15.7 million of cost of goods sold for the three months of the prior year period. Gross margin was 72.8% in the three months ended September 30, 2022, compared to 66.5% for the three months ended September 30, 2021. The increase in gross margin is primarily due to higher sales volumes and product mix, partially offset by decreased inventory production and overhead absorption rates related to certain supply chain and labor constraints.
Research and Development Expenses
Research and development expenses decreased $0.7 million, or 8.2%, to $7.9 million in the three months ended September 30, 2022, compared to $8.6 million in the three months ended September 30, 2021. The decrease in research and development expenses was primarily attributable to a decrease of $1.1 million in royalty expense, partially offset by an increase of $0.4 million in contract R&D and manufacturing costs.
General and Administrative Expenses
General and administrative expenses increased $1.9 million, or 26.1%, to $9.4 million in the three months ended September 30, 2022, compared to $7.4 million in the three months ended September 30, 2021, primarily as a result of an increase of $0.5 million in legal costs, an increase of $0.4 million in consulting and other professional service fees, an increase of $0.3 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, an increase of $0.3 million related to impairment of an intangible asset, and an increase of $0.2 million in facilities and equipment costs.
Sales and Marketing Expenses
Sales and marketing expenses increased $11.6 million, or 41.4%, to $39.8 million in the three months ended September 30, 2022, compared to $28.1 million in the three months ended September 30, 2021. The increase in sales and marketing expenses was attributed to an increase of $7.8 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits and an increase of $3.4 million related to advertising expenses.
Amortization of Intangible Assets
Amortization of intangible assets was $2.3 million in the three months ended September 30, 2022, compared to $2.2 million in the three months ended September 30, 2021. Amortization of intangible assets consisted primarily of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $8.2 million for the three months ended September 30, 2022, compared to $1.3 million for the three months ended September 30, 2021 related to the change in fair value of contingent consideration.
Other Expense, Net
Other expense, net was $0.4 million in the three months ended September 30, 2022 consisting primarily of losses on foreign currency transactions, partially offset by interest income on cash equivalents and short-term investments. Other expense, net was $0.2 million in the three months ended September 30, 2021 consisting primarily of losses on foreign currency transactions.
Income Tax (Benefit) Expense
Income tax benefit was $0.5 million for the three months ended September 30, 2022 primarily related to losses in certain foreign jurisdictions. Income tax expense was $0.5 million for the three months ended September 30, 2021 primarily related to the change in deferred tax liabilities generated in our foreign operations related to the Contura acquisition.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Net Revenue
Net revenue was $187.8 million for the nine months ended September 30, 2022, an increase of $60.6 million, or 47.7%, compared to $127.2 million for the nine months ended September 30, 2021. Net revenues are primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products as we expanded our customer base in the U.S. and increased sales with our existing customer base.
Cost of Goods Sold and Gross Margin
We incurred $53.1 million of cost of goods sold for the nine months ended September 30, 2022. We incurred $46.8 million of cost of goods sold for the nine months ended September 30, 2021. Gross margin was 71.7% in the nine months ended September 30, 2022, compared to 63.2% for the nine months ended September 30, 2021. The increase in gross margin is primarily due to higher sales volumes and product mix, partially offset by decreased inventory production and overhead absorption rates related to certain supply chain and labor constraints.
Research and Development Expenses
Research and development expenses decreased $0.8 million, or 3.0%, to $26.3 million in the nine months ended September 30, 2022, compared to $27.1 million in the nine months ended September 30, 2021. The decrease in research and development expenses was primarily attributable to a decrease of $1.7 million in royalty expense and a decrease of $0.7 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by an increase of $1.3 million in contract R&D and manufacturing costs.
General and Administrative Expenses
General and administrative expenses increased $7.9 million, or 35.6%, to $30.0 million in the nine months ended September 30, 2022, compared to $22.1 million in the nine months ended September 30, 2021, primarily as a result of an increase of $4.5 million in legal costs and an increase of $1.1 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, an increase of $0.9 million in facilities and equipment costs, and an increase of $0.8 million in consulting and other professional service fees.
Sales and Marketing Expenses
Sales and marketing expenses increased $37.7 million, or 50.7%, to $112.2 million in the nine months ended September 30, 2022, compared to $74.5 million in the nine months ended September 30, 2021. The increase in sales and marketing expenses was primarily due to an increase of $23.3 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits, an increase of $10.0 million related to advertising expenses, and an increase of $3.6 million related to travel expenses.
Amortization of Intangible Assets
Amortization of intangible assets was $7.1 million in the nine months ended September 30, 2022, compared to $5.1 million in the nine months ended September 30, 2021. The increase in amortization of intangible assets was primarily due to an increase of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $20.4 million for the nine months ended September 30, 2022 related to the change in fair value of contingent consideration. Acquisition-related costs were $5.7 million in the nine months ended September 30, 2021 related to the Contura acquisition.
Other Expense, Net
Other expense, net was $1.1 million in the nine months ended September 30, 2022 consisting primarily of losses on foreign currency transactions, partially offset by interest income on cash equivalents and short-term investments. Other expense, net was $7.5 million in the nine months ended September 30, 2021 consisting primarily of interest expense incurred related to the Loan and Security Agreement with Silicon Valley Bank. The decrease in other expense, net primarily relates to interest on higher outstanding debt balances during the nine months ended September 30, 2021 and the related write-off of unamortized debt issuance costs.
Income Tax (Benefit) Expense
Income tax benefit was $2.1 million for the nine months ended September 30, 2022 primarily related to losses in certain foreign jurisdictions. Income tax expense was $3.3 million for the nine months ended September 30, 2021 primarily related to the remeasurement of our U.K. deferred tax liabilities due to an increase in the U.K. income tax rate from 19% to 25%, which was enacted during the second quarter of 2021 and effective April 1, 2023, net of losses in certain foreign jurisdictions..
Liquidity and Capital Resources
We only began full-scale commercialization of our r-SNM System in late 2019. We have expended significant resources on research and development activities, growing our operations organization and building and training our sales organization.
We incurred net losses of $60.4 million and $64.9 million for the nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of $374.9 million as of September 30, 2022 compared to $314.6 million at December 31, 2021. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our products in the United States and internationally.
As of September 30, 2022, we had cash, cash equivalents, and short-term investments of $350.0 million compared to $220.9 million at December 31, 2021. We expect that our cash, cash equivalents, and short-term investments on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock and cash receipts from sales of our products. As of September 30, 2022, we had no outstanding borrowings.
Beyond the next 12 months, our cash requirements will depend primarily on the amount of continued cash receipts from sales of our products, as well as our ability to develop or acquire new products, enter new markets, and compete effectively. We cannot accurately predict our long-term cash requirements at this time. We may need to raise additional financing in the future to facilitate our business operations. If we raise additional funds by issuing equity securities, our stockholders could experience dilution. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing when needed to satisfy our liquidity requirements, we may be required to scale back our operations.
Contractual Obligations and Cash Requirements
There have been no material changes to our contractual obligations or material cash requirements from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(6,162)	$(40,530)
Investing activities	(110,324)	(141,918)
Financing activities	133,807	170,311
Effect of exchange rate changes on cash and cash equivalents	3,132	(247)
Net increase (decrease) in cash and cash equivalents	$20,453	$(12,384)

Net cash used in operating activities
Net cash used in operating activities was $6.2 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of $60.4 million, partially offset by non-cash charges of $50.5 million and an increase from changes in net operating assets of $3.7 million. Net operating assets consisted primarily of inventory and accounts receivable due to the commercial growth of our r-SNM System in the United States and the addition of Bulkamid sales. Non-cash charges consisted primarily of stock-based compensation and change in fair value of contingent consideration.
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
Net cash used in investing activities
Net cash used in investing activities was $110.3 million for the nine months ended September 30, 2022 and consisted of purchases of short-term investments, partially offset by sales and maturities of short-term investments.
Net cash used in investing activities was $141.9 million for the nine months ended September 30, 2021 and consisted primarily of the $140.7 million paid for the acquisition of Contura.
Net cash provided by financing activities
Net cash provided by financing activities was $133.8 million for the nine months ended September 30, 2022 and consisted primarily of $128.3 million in net proceeds received in the August 2022 follow-on offering and proceeds from exercise of stock options.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2022.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $350.0 million as of September 30, 2022, which came from public offerings of our common stock and cash receipts from our product sales. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to material weaknesses in internal control over financial reporting, as described below.
Material Weakness in Internal Control Over Financial Reporting
Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2021 identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We determined that a material weakness exists relating to the determination of the fair values of identifiable intangible assets and contingent consideration liability related to business combinations. This control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.
In addition, during the three months ended September 30, 2022 management has determined that the Company has the following additional material weakness in its internal control over financial reporting:
We did not maintain appropriately designed information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting process, including certain controls within inventory and revenue. Additionally, certain manual controls within inventory and revenue that are dependent upon the information derived from the information technology systems are also determined to be ineffective.
Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our Principal Executive Officer and our Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with GAAP.
Remediation Plan
We have identified steps, as further described below, to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Our remediation process includes, but is not limited to:
•Conducting a comprehensive review and assessment of internal controls over financial reporting to include the design of general information technology controls in the area of user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties for systems supporting the Company’s internal controls processes and financial reporting, specifically related to revenue and inventory;
•Designing and implementing controls that address the completeness and accuracy of underlying data used in the performance of certain manual controls over accounting transactions and disclosures within revenue and inventory;
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
We believe that these actions will remediate the material weaknesses. The weaknesses will not be considered remediated, however, until the applicable controls operate and management has concluded, through testing, that these controls are operating effectively.
As we continue to evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weaknesses or modify certain of the remediation procedures described above. Management, with the oversight of the Audit Committee, will continue to take steps necessary to remedy the material weaknesses to reinforce the overall design and capability of our control environment.

Changes in internal control over financial reporting
Other than the material weakness related to the design of the information technology general controls described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
There have been no material developments in the litigation matters disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022, during the quarter ended September 30, 2022.
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

AXONICS, INC.
Date: November 9, 2022	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Dan L. Dearen
Dan L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)