Form 10-K
period 2022-12-31
Axonics, Inc.
filed 2023-03-01
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)
☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,646.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $56.67 per share for such date.
As of February 27, 2023, 49,963,601 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed by the registrant within 120 days of December 31, 2022. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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
This Annual Report on Form 10-K includes our trademarks and trade names, including, without limitation, Axonics R20™, Axonics F15™ and Bulkamid®, which are our property and are protected under applicable intellectual property laws. This Annual Report on Form 10-K also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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
•Our rechargeable sacral neuromodulation (SNM) system was our sole product until we acquired the Bulkamid urethral bulking agent product line on February 25, 2021 and received FDA approval of our recharge-free SNM system in March 2022. Our SNM systems will generate the majority of our revenue for the foreseeable future.
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
•A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the COVID-19 virus, could adversely affect our business.
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
•Failure to comply with post-market regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw our products from the market.
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
Risks Related to Intellectual Property
•Litigation or other proceedings or third-party claims of intellectual property infringement against us, including the Medtronic Litigation, or any of our current or future licensors, including Alfred E. Mann Foundation for Scientific Research (AMF), could require us to spend significant time and money and could prevent us from selling our products, or affect our stock price.
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
Item 1. Business.
Overview
We are a global medical technology company that is developing and commercializing novel products for adults with bladder and bowel dysfunction, including: (i) implantable SNM systems to treat urinary urge incontinence (UUI) and urinary urgency frequency (UUF), together referred to as overactive bladder (OAB), as well as fecal incontinence (FI), and non-obstructive urinary retention (UR); and (ii) a urethral bulking agent (Bulkamid) to treat female stress urinary incontinence (SUI).
SNM Systems
Our newly developed rechargeable SNM system, Axonics R20, is designed to last 20 or more years in the human body and is only 5cc in volume. R20 provides constant current stimulation and offers broad MRI access with

1.5T and 3.0T scanners. R20 utilizes an easy-to-use, intuitive patient remote control and requires recharging for only one hour every 6 to 10 months, which is the longest interval between recharging among rechargeable SNM systems. The R20 replaces the previous rechargeable SNM system offered by Axonics that was the first to be marketed worldwide.
Our recharge-free SNM system, Axonics F15, utilizes a primary cell battery with an expected life of 15 years at typical stimulation parameters and over 20 years at lower amplitude settings. The recharge-free implantable neurostimulator (INS) is approximately 10cc in volume, utilizes constant current stimulation, a recharge-free patient remote control and offers broad MRI access.
We began U.S. commercialization in the middle of the fourth quarter of 2019 after receiving premarket approval (PMA) of our first rechargeable SNM system by the FDA. We also have marketing approvals from regulators in Europe, Canada, and Australia for all relevant clinical indications.
SNM therapy has been commercially available in the United States for over 20 years and has been clinically proven to provide a safe, effective, reversible, and long-lasting symptom relief. We believe that our SNM systems offer therapeutic benefits and competitive advantages compared to the InterStim SNM systems offered by Medtronic. As a result of the longevity of our implantable devices, patients implanted with our SNM systems do not need to undergo replacement surgery every three to five years, as was the case for patients implanted with legacy non-rechargeable InterStim SNM systems.
We engineered our SNM systems to deliver constant-current stimulation, which automatically adjusts stimulation based on changes to impedance that occur as the implanted lead scars into the body, which we believe provides a more consistent therapy over time and reduces management of the therapy. Our SNM systems include an easy-to-use wireless patient remote control that does not require recharging or replacement batteries. We also designed and custom built a clinician programmer that guides the implanting physician through lead placement and stimulation programming.
We continue to invest in research and development activities to expand our suite of products for SNM therapy. In March 2022, we received FDA approval for the Axonics F15, a long-term, recharge-free SNM system. In January 2023, we received FDA approval for the Axonics R20, our fourth-generation rechargeable SNM system.
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
Bulkamid received a Conformité Européenne (CE) Mark in 2003 and a PMA from the FDA in 2020 and is sold through a combination of a direct sales force in the United States, Germany, United Kingdom, and the Nordic countries and distributors in certain international markets.
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
Bulkamid is biocompatible, consisting of 97.5% water, and does not induce a chronic inflammatory response. Bulkamid’s bulking effect is aided by the volume of each injection being predictable, controllable, and precise. Bulkamid retains its bulking characteristics for a number of years, thereby maintaining efficacy and providing women with long lasting relief of their SUI symptoms. Bulkamid is clinically validated and generates high rates of patient satisfaction.

Our Strategy
Our goal is to become a global leader in providing effective and long-term solutions to treat incontinence. To achieve this goal, we are pursuing the following strategies:
•Continue to promote awareness of our SNM systems among healthcare providers. We believe that of the approximately 45,000 physicians addressing OAB and FI in the United States, approximately 2,000 or less than 5% are actively performing SNM procedures. We intend to help physicians in their direct-to-patient outreach and are pursuing Axonics-sponsored direct-to-consumer marketing initiatives. We believe this will increase the number of patients seeking treatment and ultimately undergoing SNM procedures.
•Continue to develop a commercialization infrastructure with a dedicated direct sales team. We focus the significant majority of our sales and marketing efforts in the United States since we believe that approximately 90% of the annual global SNM sales are generated in this market. To achieve our commercialization goals, we plan to continue to provide our sales representatives and clinical specialists with sufficient resources to achieve success.
•Continuously innovate to introduce enhanced SNM product offerings. We continue to invest in research and development activities to expand our suite of products for SNM therapy. In March 2022, we received FDA approval for the Axonics F15. In January 2023, we received FDA approval for the Axonics R20, our fourth-generation rechargeable SNM system.
•Further penetrate our initial target market by promoting patient and practice awareness. Currently, we estimate that less than three percent of patients worldwide that could benefit from SNM therapy have been implanted with an SNM device. We believe that there are several factors that influence this low historical penetration of the potential market. First, even after patients were made aware of SNM therapy by a physician, many patients elected not to undergo the procedure due to the limitations of the legacy product, such as the need for multiple INS replacement surgeries and the large device size. Second, we believe there is a large number of adults with OAB and/or FI symptoms that are unaware of SNM therapy. Third, we believe that more physicians should offer SNM to their patients. We intend to educate physicians that are unfamiliar with the benefits of SNM therapy and the attractiveness to patients of our SNM systems. We intend to increase physician and patient awareness through engagement, direct patient outreach, presentation of clinical data at medical conferences and publication of clinical data in peer reviewed journals.
•Expand our product offerings with complementary products in our market. We believe our acquisition of Bulkamid is highly synergistic and positions us to become a global leader in incontinence solutions. We have been able to leverage our existing commercial footprint of sales and clinical specialists in the United States and Europe who call on urogynecologists and urologists for SNM, the same type of physicians who treat SUI. We also believe that extending our urology platform to offer solutions for both OAB and SUI will enhance our value proposition and drive additional SNM sales.
Our Markets
The market for SNM therapy is large and growing. Our SNM target market consists of millions of adults in the United States and Europe with symptoms of UUI, UUF, FI, and UR who have progressed through the care pathway and are eligible to be treated with SNM therapy.
We believe that the U.S. SNM market is now approximately $800 million, representing approximately 52,000 annual patient implants. We believe the SNM market will continue to increase for the foreseeable future driven by increased awareness and education of SNM therapy, greater expectations for quality of life, and improved patient attitudes toward receiving medical attention. In addition, market growth is anticipated to accelerate due to continued innovation and the introduction of new efficacious and long-lived products for SNM therapy. We believe that this represents a compelling opportunity for our SNM systems to capture market share and grow the market for SNM therapy.
The market for SUI therapy is highly underpenetrated, with approximately 22 million women in the United States having moderate to severe SUI or mixed urinary incontinence (MUI) symptoms, which is urinary incontinence related to both stress and urgency. The first-line treatment options for SUI begin with lifestyle changes and continence pessaries. SUI lacks pharmacologic treatments, with patients next advancing to urethral bulking agents, pelvic floor sling surgery or colposuspension. We estimate that less than half of these women have sought medical treatment, most of whom were offered conservative therapy or opted for no treatment due to a lack of non-invasive treatment options with high efficacy.
While we anticipate expanding into other geographic regions over time, we are primarily focusing on marketing our products in the United States and Europe due to the large overall market size.
Overview of Overactive Bladder
OAB causes a sudden urge to urinate that is difficult to stop and often leads to the involuntary leakage of urine. OAB typically presents via a combination of several symptoms, including abnormally frequent urination that is typically defined as urinating more than eight times per day, involuntary leakage of urine, or incontinence, and the disruption of sleep to wake up and pass urine, or nocturia. The combination and severity of OAB symptoms varies from person to person. UUF, when not accompanied by any other symptoms, does not include the involuntary leakage of urine. UUI is characterized by the sudden need to urinate accompanied by the involuntary loss of urine, regardless of frequency. Non-obstructive urinary retention or UR, which is the inability to empty the bladder, is not considered OAB.
A study published in 2022 by Patel, Ushma J. et al. found that approximately 19 million women in the United States have moderate to severe UUI or MUI symptoms. Study authors utilized publicly available data from the 2015-2018 National Health and Nutrition Examination Survey (NHANES). The NHANES is a major program of the National Center for Health Statistics, a part of the Centers for Disease Control and Prevention (CDC) and is designed to assess the health status of a nationally representative sample of the civilian, noninstitutionalized U.S. population. The study analyzed data from over 5,000 women that completed mobile examinations and computer-assisted personal interviews with standardized urinary incontinence questions.
We believe this survey is representative of the prevalence of OAB in the United States. Obesity and diabetes are frequent risk factors associated with OAB, and we believe that the increase in this high-risk population is one of the factors that has driven continued growth in the prevalence of OAB.
While historically many people with symptoms of OAB have gone undiagnosed, we believe this is beginning to change. We believe that improved access to care, decreased social acceptance of compromised quality of life, and longer life expectancy may all contribute to individuals being more proactive about acknowledging symptoms of OAB and seeking medical attention. Previously, patients have avoided discussing their symptoms with medical professionals because of misperceptions such as OAB symptoms being a normal and accepted consequence of aging, and lack of availability of treatments, misguided fear of the currently available treatments, and general availability of self-management tools, such as incontinence pads. In addition, we believe programs such as the Patient Quality Reporting System (PQRS), which was introduced by the Center for Medicaid and Medicare Services (CMS) in 2013, have helped to improve the frequency of dialogue around OAB between physicians and their Medicare patients as it includes incentives and penalties for primary care physicians based on various quality of care metrics, one of which addresses treating UUI symptoms.
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

If the physician is able to identify an underlying cause of OAB, the physician will then attempt to treat the underlying cause and alleviate the symptoms. When the physician is unable to identify an underlying cause of OAB symptoms, the patient is considered to have idiopathic OAB. We believe that these idiopathic patients are some of the best candidates for SNM therapy and where SNM therapy has been clinically proven to alleviate the symptoms associated with OAB.
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
First- and second-line therapies comprise the largest segment of the treatment market and are better known to physicians and hospitals than SNM therapy.
First-Line Therapies
First-line therapies represent conservative treatment options. Physicians may recommend that a patient make behavior modifications, such as drinking less fluid, training the bladder and/or pelvic muscles through Kegel exercises, among others. Such treatment options are limited in both duration and effectiveness.
Second-Line Therapies
Second-line therapies consist of medications, which comprise the largest segment of the OAB treatment market. Anticholinergics such as Oxybutynin, Vesicare, Detrol, Oxytrol, Enablex, and Sanctura are the most commonly prescribed medications. However, patients often do not fully comply with their drug prescriptions, due to perceived inefficacy and side effects. Mirabegron and Vibegron are the only available beta-3-adrenergic agonists that targets the bladder muscles and reduces bladder contractions to treat OAB. Physicians may also prescribe Tricyclic antidepressants such as Duloxetine and Imipramine, which are not FDA approved to treat the symptoms of OAB, but have been shown to relax the muscles in the bladder and reduce urgency.
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
Third-Line Therapies
Sacral Neuromodulation
Medtronic’s InterStim I was approved by the FDA to treat the symptoms of UUI in 1997 and UUF in 1999. InterStim II was approved to treat the symptoms of OAB by the FDA in 2005, and to treat the symptoms of FI in 2011. Medtronic’s InterStim Micro was approved by the FDA in 2020 and InterStim X was approved by the FDA in 2022. These systems have been implanted in hundreds of thousands of patients, with a majority of all implants having taken place in the United States.
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
Overview of Fecal Incontinence
FI is the inability to control bowel function, causing involuntary or accidental leakage from the rectum. Stimulation of the sacral nerves can reduce incontinence episodes, urgency, and frequency in people suffering from FI, and is an approved therapy for the treatment of FI in the United States and Europe. Moreover, a significant population of people suffering from FI also exhibit symptoms of OAB. SNM therapy can alleviate symptoms in patients suffering from either or both OAB and FI. Adults with FI that exhibit idiopathic symptoms or experience FI as result of obstetric or surgical injury or other prior trauma can be treated with SNM therapy.
People with FI experience even greater degrees of embarrassment and decreased quality of life than people with OAB. We believe shifting expectations and attitudes toward medical attention suggest this addressable market has the potential to expand.
A study published in 2014 by Ditah, Ivo et al. found that approximately 19 million adults in the United States exhibited symptoms of FI. Study authors utilized publicly available data from the 2005-2010 NHANES sample and based their analysis on over 14,000 adults that completed the FI section of the survey.
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
Our SNM Systems
We believe that our proprietary SNM systems provide a minimally invasive, effective, and long-lasting solution for patients with bladder and bowel dysfunction. We have marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications.
Our SNM systems include two implantable components and various external components.
    Implantable Components for Patient
•Miniaturized INS, which houses the electronics for the device. The Axonics R20 is the fourth-generation rechargeable SNM system that utilizes an INS that is 5cc in volume and is intended to provide six to ten months of battery life between charges under normal use conditions. The Axonics F15 is a recharge-free SNM system that utilizes an INS that is 10cc in volume and powered by a primary cell battery.
•Tined four-electrode lead, which is implanted next to the targeted sacral nerve and delivers stimulation to the nerve. The tines help anchor the lead in its desired position.
Implantable Neurostimulators
F15 and R20
    External Components for Patient
•Wireless charging device, which allows transcutaneous charging of the Axonics R20 INS. The charger uses an easy-to-understand combination of visual, audio and haptic indicators to provide information about the charging status. Further, it has the ability to be held into position by an adhesive fixation device or a reusable and flexible belt, which significantly enhances patient mobility.

•Wireless remote control that communicates with the device at a range of up to approximately three feet, which is a small and easy-to-use device that allows the patient to adjust stimulation intensity levels, modify program settings and turn stimulation on or off. The remote control includes a light-emitting diode light that indicates therapy intensity and the status of battery life of the INS.
Wireless Charging Device
Patient Remote Control
The implantable components of our SNM systems deliver mild electrical pulses to the targeted sacral nerve, most frequently the S3 nerve, in order to correct the dysfunction by restoring normal communication to and from the brain. The sacral nerves, including the S3 nerve, are located in the pelvic area and are responsible for controlling urethral sphincters, the bladder and anal sphincter muscles. The image below illustrates the location of the two implantable components of our INS and the four-electrode lead:

Benefits of our SNM Systems
We believe that our innovative and proprietary SNM systems offer several competitive advantages as compared to the legacy SNM system, InterStim II. Our SNM systems offer the following important benefits:
•Long-term solution. Our devices are designed to last 15 to 20 or more years, compared to 7-10 years for the InterStim X.
•Material benefits to physicians and payors. We believe our SNM systems have the potential to enable physicians and facilities to utilize their resources more efficiently and significantly reduce overall costs to the healthcare system, due to the need for less replacement surgeries compared to InterStim.
•Small and lightweight implantable neurostimulator. Our rechargeable INS is approximately 60% smaller than InterStim X and our recharge-free INS is approximately 30% smaller than InterStim X.
•Constant current. Our SNM systems deliver constant-current stimulation, which automatically adjusts stimulation based on changes to impedance that occur as the implanted lead scars into the body and we believe provides a more consistent and reliable therapy.
In addition, we believe our SNM systems offer many additional competitive advantages compared to the InterStim product line:
•Improved patient experience. Our SNM systems include a discrete, small and easy-to-use remote control.
•Simplified therapy programming. Our clinician programmer guides the provider through electrode stimulation programming and enables providers to access key data from the patient’s INS.
•Broad MRI conditions. Our SNM systems allow for 1.5T and 3T full-body MRI scans under broad conditions.
•Clinically proven results. Our rechargeable SNM system with clinical data to support its safety and efficacy. Two-year results from our clinical study show that 93% of patients achieved clinically significant improvements.
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
Overview of our Physician Tools
We provide physicians with a surgical tool kit to assist them while implanting our SNM systems. Our clinician programmer also allows physicians to connect to a patient’s INS during the implant procedure and at other times to access key therapy data that is stored and maintained on the INS.

    Clinician Programmer
We designed and custom built our touchscreen clinician programmer. The INS is programmed by and wirelessly communicates with the clinician programmer. This programmer is designed to simplify and assist physicians with electrode placement and stimulation programming. It has a series of touchscreens with a graphical user interface that provides information to the physician, such as measured data, test stimulation adjustments, and electrode configurations based on the utilization of proprietary algorithms. Further, it enables the clinician programmer to access any INS data and its complete history. The clinician programmer records and stores all data from the INS and enables a physician to store and retrieve this data electronically.
Clinician Programmer
    Surgical Tool Kit
The single-use surgical tool kit provides the physician with the tools necessary for the SNM implant procedure.
Treatment with our SNM Systems
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
Implantation
Before receiving an Axonics SNM system, a patient in the United States typically undergoes an external trial period.
    External Trial Period
The short external trial procedure, which typically lasts approximately 30 minutes, is generally performed in the office or outpatient setting and typically involves a percutaneously placed lead, which a physician implants near the targeted sacral nerve using a needle, with the location confirmed utilizing fluoroscopy and intraoperative muscle responses evoked by test stimulation. The lead is then connected to a temporary, disposable external trial stimulator, which provides stimulation for the therapy. The trial period can last between a few days to several weeks after which the physician evaluates the effectiveness of SNM therapy through several measures, including bladder or bowel episodes and patient satisfaction. The vast majority of patients proceed from an external trial to permanent implant; the percentage of conversion is dependent on the quality of the implant procedure, external trial type and patient response to the stimulation.
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
Activation and Programming
Immediately following the implant procedure or within a week thereafter, the patient has their stimulation settings programmed. Stimulation settings are adjusted to ensure they are comfortable to the patient. A reprogramming session may be necessary to achieve and maintain symptom reduction or to address discomfort. After initial programming, a patient has the ability to modify the therapy with the patient remote control.
Our Clinical Results and Studies with our SNM Systems
We have a body of compelling clinical evidence that demonstrates the safety, effectiveness, and sustained benefits of our SNM systems. We have two clinical studies relating to our rechargeable SNM system, a European study, RELAX-OAB, and a U.S. pivotal study, ARTISAN-SNM.
In June 2018, we completed the enrollment and implantation of 129 patients with UUI for our ARTISAN-SNM pivotal study. These patients were evaluated at 14 centers in the United States and five centers in Europe. All patients in our ARTISAN-SNM study reached the two-year post-implant follow-up by August 2020, resulting in completion of the ARTISAN-SNM study.
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
Our European RELAX-OAB study began in June 2016 and evaluated 51 patients at seven sites in Europe with OAB subtypes UUI and/or UUF. All patients were evaluated to determine if they were therapy responders, which was defined as showing at least a 50% reduction in the number of average leaks or voids per day or a reduction to less than eight voids per day, in each case on a three-day bladder diary, at various times post-implant. We are following patients out to two years in this study and may follow patients out to five years at selected study sites.
    Key highlights of our European RELAX-OAB study at two-years are as follows:
•Therapy responder rate for the 37 patients who continued with study follow-up was 90% for test responders and 76% for all implanted patients;
•93% of test responders and 87% of all implanted patients were “satisfied” with the therapy provided by our rechargeable SNM system; and
•No serious device-related adverse events have been reported.
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
Over 150,000 women with SUI have been treated with Bulkamid across 25 countries since receiving regulatory approval. During that time, there have been no reported long-term complications or adverse events.
The Bulkamid procedure is minimally invasive, with no cuts or incisions necessary, and typically takes less than 15 minutes. It is a simple procedure that is easy for physicians to learn and is usually performed in a physician’s office or an outpatient facility, typically utilizing a local anesthetic. The injections are made into 3 to 4 locations in the urethral wall; the total volume injected is approximately 2 mL, equivalent to half a teaspoon. The patient is able to return home shortly following the procedure.
The majority of women treated with Bulkamid report dryness or improvement in their symptoms, with many seeing that improvement as soon as they leave the physician’s office, hospital or clinic. Whilst experiencing no leakage at all is the most desired outcome of treatment, many women consider a successful treatment to be a meaningful decrease in the amount and frequency of urine leakage due to SUI such that they can go about their daily activities. If relief from symptoms is not sufficient, an additional injection of Bulkamid (a “top-up” injection) can be given to help achieve desired results.
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
Sales and Marketing
We are primarily focused on commercializing our products in the United States, which accounts for the vast majority of sales worldwide. We have established a significant commercial infrastructure, with approximately 140 sales representatives and approximately 185 clinical and therapy support specialists in the United States. We continue to make significant investments to build our commercial organization to market and support our products. When making hiring decisions for these roles, we prioritize individuals with strong sales backgrounds who also have existing relationships with urologists and urogynecologists. We expect to focus the significant majority of our sales and marketing efforts in the United States where reimbursement for our therapies are well established and covered by most major U.S. insurers, including Medicare.
Through our specialized and dedicated direct sales organization, we are targeting urologists, urogynecologists and colorectal surgeons, primarily those who have experience performing SNM procedures.
In order to support our direct sales team, our clinical staff is primarily responsible for attending SNM implant procedures and assisting the implanting physician with programming the device. Based on our experience to date, we believe that physicians require minimal training to start implanting our SNM systems.
We are promoting broader awareness of SNM and Bulkamid therapies for the treatment of OAB among patients and physicians, as well as awareness of the benefits and advantages of our products. We have expanded our awareness raising activities, including direct to consumer advertising on Facebook and national television ads, publication of scientific data in peer reviewed journals and education of physicians.
Although our main commercial priority is the United States, in November 2018, we launched a limited commercial effort in Europe. With the addition of the Bulkamid international sales force, we currently have approximately 21 dedicated sales representatives and clinical specialists in the United Kingdom, Germany, Netherlands, the Nordic countries, Canada, and Australia, with distributors serving certain other international markets around the world.
Third-Party Coverage and Reimbursement
In the United States, we derive revenue from the sale of our products to hospitals and ambulatory surgical centers, which typically bill various third-party payors, including Medicare, Medicaid, private insurance companies, health maintenance organizations and other healthcare-related organizations. In addition, we expect that any portion of the costs and fees associated with our SNM systems that are not covered by these third-party payors, such as deductibles or co-payments, will be billed directly to the patient by the provider. Third-party payors require physicians and hospitals to identify the product and service for which they are seeking reimbursement by using Current Procedural Terminology (CPT) codes, which are created and maintained by the American Medical Association. As SNM therapy has been widely used in patients for over 20 years in the United States, reimbursement codes and payments are well-established and the procedure is covered by Medicare, Medicaid and private health insurance plans. Similarly, urethral bulking agent treatment reimbursement codes and payments are well-established and the procedure is covered by Medicare, Medicaid and private health insurance plans.
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
SNM procedures are eligible for payment under existing CPT code 64561 for percutaneous implantation of a lead near the sacral nerve and CPT code 64590 for insertion or replacement of a peripheral or gastric neurostimulator, which includes a neurostimulator for SNM therapy. Reimbursement rates vary based on several factors, including but not limited to the payor, geographic location, the procedure performed, contract terms, the facility in which the procedure is performed and other factors.
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
Outside the United States, reimbursement levels vary significantly by country and by region, particularly based on whether the country or region at issue maintains a single-payor system. SNM therapy is eligible for reimbursement in Canada, Australia and certain countries in Europe. Annual healthcare budgets generally determine the number of SNM systems that will be paid for by the payor in these single-payor system countries and regions. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries or regions may require us to gather additional clinical data before granting coverage and reimbursement for our SNM systems.
Research and Development
We continue to invest in research and development activities to expand our suite of products for SNM therapy. Research and development expenses were approximately $34.4 million, $37.3 million, and $29.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Manufacturing and Supply
We use a combination of in-house and outsourced vendors to manufacture various components of our products. Our contract manufacturers all have quality systems established that meet FDA requirements and are all recognized in their field for their competency to manufacture the respective portions of our SNM systems. We believe the manufacturers we currently utilize have sufficient capacity to meet our requirements and are able to scale up their capacity relatively quickly with limited capital investment. Certain components used in our products are supplied by single-source suppliers. Our suppliers manufacture the components they produce for us and test our components and devices to our specifications. We intend to maintain sufficient levels of inventory to enable us to continue our operations while we obtain another supplier in the event that one or more of our single-source suppliers were to encounter a delay in supply or end supply.

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
For our off-the-shelf components, we do not have long-term supply agreements with many of our third-party manufacturers, and we purchase certain components of our products on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. We do not currently have arrangements in place for redundant supply of certain components of our products. If our current third-party manufacturers cannot perform as agreed, we may be required to replace those manufacturers or expand our in-house manufacturing, which could require significant capital investments. Although we believe that there are several potential alternative manufacturers who could manufacture these components, we may incur added costs and delays in identifying and qualifying any such replacement. We believe our manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future.
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
We consider our primary competition to be implantable SNM devices offered by Medtronic. Medtronic’s InterStim X and InterStim Micro are currently the only other implantable SNM devices approved for commercial sale in the United States by the FDA. We also compete with other third-line treatments, such as BOTOX injections, a product sold by Allergan plc, PTNS, as well as more invasive surgical treatment options, and drugs for the treatment of OAB and FI. We also face competition from Boston Scientific for the treatment of SUI with its bulking agent. In addition, emerging businesses may be in the early stages of developing additional products or therapies designed to treat OAB, FI or SUI.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements, to protect our intellectual property rights.

We own numerous issued patents and pending patent applications that relate to our SNM systems and several issued patents and patent applications were licensed from AMF in 2013 pursuant to the License Agreement. As of December 31, 2022, we own 48 issued U.S. patents and 143 issued foreign patents, and 31 pending U.S. patent applications and 22 pending foreign patent applications. We also license from AMF 30 issued U.S. patents and one pending U.S. patent application, as well as 52 issued foreign patents and three pending foreign patent applications. Issued patents owned or used by us will expire between 2023 and 2043.
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
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products, or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) a minimum annual royalty (the Minimum Royalty), payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the years ended December 31, 2022, 2021, and 2020, we have recorded royalties of $3.3 million, $6.3 million, and $4.4 million, respectively.
Government Regulation Applicable to Us
Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, including the U.S. Department of Justice (DOJ), the Department of Health & Human Services - Office of the Inspector General (HHS-OIG), the United States Federal Communications Commission (FCC), the CMS, the Federal Trade Commission (FTC), as well as comparable authorities in the EEA, Australia, and Canada. These government authorities continue to highly scrutinize our industry. Our products are subject to regulation as a medical device under the Federal Food, Drug, and Cosmetic Act (FDCA), as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
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
Our SNM systems are Class III devices and as such, we obtained PMA approval to market our devices for the treatment of OAB, FI and UR.
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
Post-market Regulation - United States
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
•complying with the new federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
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
Regulation of Medical Devices in the EEA and the United Kingdom (U.K.)
Medical devices, other than active implantable medical devices (AIMDs), placed on the market in the EEA (which is comprised of the 27 Member States of the European Union (EU) plus Norway, Liechtenstein and Iceland) must comply with the essential requirements set out in Annex I of the Directive 93/42/EEC (Medical Devices Directive).
Separately, active implantable medical devices are governed by Directive 90/385/EEC, also known as the Active Implantable Medical Devices Directive (AIMD Directive). AIMDs are defined as medical devices that rely on a source of electrical energy or any source of power other than that generated by the body, which are totally or partially introduced, either surgically or medically, into the human body and intended to remain after the procedure. Our rechargeable SNM system, or our internal product, qualifies as an AIMD and must therefore comply with the AIMD Directive, more specifically with the essential requirements it sets out at Annex I.

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
Starting January 1, 2021, all medical devices sold in the United Kingdom must meet new regulatory requirements due to the U.K.’s departure from the EU or “Brexit.” Among other things, companies must register their devices with the U.K. Medicines & Healthcare Regulatory Agency (MHRA) and may need to change their product marking and labeling. In addition, if the company is not based in the United Kingdom, it must appoint a

U.K. Responsible Person to register with the MHRA and assist the company in meeting U.K. regulatory requirements.
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
Recognizing that the U.S. Anti-Kickback Statute is broad and may prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health and Human Services has established various “safe harbors,” that if met in form and substance, will assure medical device manufacturers, healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn and interpreted narrowly. Government authorities may claim that our arrangements with physicians, hospitals and other persons or entities do not fully meet the stringent criteria specified in these safe harbors.
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
FCC Regulation
Because our SNM systems include a wireless radio frequency transmitter and receiver, the devices are subject to equipment authorization requirements in the United States. The FCC requires advance clearance of all radio frequency devices before they can be imported into, sold or marketed in the United States. These clearances ensure that the proposed products comply with FCC radio frequency emission and power level standards and will not cause interference.
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
Impact of COVID-19
The COVID-19 pandemic negatively impacted our sales, starting in the second quarter of 2020 by significantly decreasing and delaying the number of procedures performed using our rechargeable SNM system, and we expect that the pandemic or any resurgence of cases could negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our rechargeable SNM system decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada, have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. Specifically, substantially all of the procedures using our rechargeable SNM system were postponed or cancelled from middle of March 2020 through May 2020, but order flow began a gradual recovery in May 2020 and continued to improve in the second half of 2020 through the second quarter of 2021. During the second half of 2021 and through the second half of 2022, certain outpatient elective procedures were again postponed or cancelled related to the COVID-19 pandemic and specifically the Delta and Omicron variants, which adversely affected our business during the second half of 2021 and through the second half of 2022. While COVID-19 case volumes appear to be decreasing in the U.S. and certain other countries as a result of higher vaccination rates, the global COVID-19 outlook remains uncertain as new variants emerge.
To protect the health of our employees, their families, and our communities, we have adapted to new and improved methods of conducting business, including restricted access to our offices to personnel who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, requested that many of our employees work remotely, and implemented strict travel restrictions. These restrictions and precautionary measures have not adversely affected our operations. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus may continue to cause additional outbreaks. The full extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and additional protective measures implemented by the governmental authorities, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. However, if the pandemic continues to evolve into a long-term severe worldwide health crisis, there could be a material adverse effect on our business, results of operations, financial condition, and cash flows.
Human Capital Resources
Workforce Overview
We take pride in our employees and the products and services we provide. We are committed to maintaining an environment that promotes job satisfaction, respect for fellow employees, personal responsibility, and integrity in all matters. We provide a welcoming, collaborative environment that nurtures talent and offers attractive health care and other employee benefits.
As of December 31, 2022, we had 610 employees. Of this total, 22 were employees based outside of the U.S. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
Our manufacturing, product development, warehouse and administrative employees are generally located in the same or adjacent facilities, which we believe contributes to our culture of strong manufacturing, engineering and customer service capabilities.

Inclusion, Diversity & Equity
We believe that a diverse workplace encourages creativity and a collaborative environment. We are committed to fostering an inclusive environment, treating all employees fairly, and providing equal opportunity. As of December 31, 2022, 33 percent of our U.S. workforce is ethnically diverse; women comprise 58 percent of our U.S. workforce; 45 percent of our manager and above employees are ethnically diverse; and 44 percent of our manager and above employees are women.
Pay Equity
Axonics provides competitive compensation by benchmarking with other leading medical device companies, using data to adjust salary ranges used to guide compensation decisions. We define pay as equal compensation for women, men, and all races/ethnicities who undertake the same work at the same level, experience, and performance.
Workforce Compensation
Our compensation framework is designed to celebrate the value and contributions of our employees. We are committed to transparent communications on compensation. Our competitive approach to compensation reflects industry benchmarks and local market standards. Our programs include annual and long-term incentives that provide the means to share in the Company’s success. To attract the best leaders, we offer competitive benefits and cash and equity incentives. We reward high-performing employees with an ownership stake in the company through restricted stock.
Company Information
We were incorporated in the State of Delaware in March 2012 under the name “American Restorative Medicine, Inc.” In August 2013, we changed our name to Axonics Modulation Technologies, Inc. and in March 2021, we changed our name to Axonics, Inc. Our principal executive offices are located at 26 Technology Drive, Irvine, California 92618 and our telephone number is 1-877-929-6642. Our website is www.axonics.com. The information contained on or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
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
We are a medical technology company with a limited commercial operating history. To date, we have invested substantially all of our efforts in the research and development of, seeking regulatory approval for, and commercialization of our SNM systems. We are not profitable and have incurred losses each year since we began our operations in 2013. We have a limited commercial operating history upon which to evaluate our business and prospects. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, invest in research and development, and develop, enhance, and commercialize new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition, results of operations, and cause the market price of our common stock to decline. In addition, failure of our systems to significantly penetrate existing or new markets would negatively affect our business, financial condition, and results of operations.
We have not yet derived sufficient revenues to support our operations, as our activities prior to 2022 have consisted primarily of investing in our commercial operations, developing our technology, conducting clinical studies, and developing our sales force. As a result, we have recorded net losses of $59.7 million, $80.1 million, and $54.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $374.3 million. To date, we have financed our operations primarily through equity financings.
We expect that our operating expenses will continue to increase as we (i) continue to expand our commercial infrastructure, (ii) develop, enhance, and expand the commercialization of our SNM systems in the United States, (iii) potentially seek additional FDA regulatory approvals for other future product candidates in the United States, and (iv) increase our commercialization efforts internationally. As a result, we expect to continue to incur operating losses for the foreseeable future. Our expected future operating losses, combined with our prior operating losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
Our SNM systems currently represent the majority of our sales, and we are substantially dependent on the success of our SNM systems.
Until we acquired the Bulkamid product on February 25, 2021, our rechargeable SNM system was our sole product. We expect our SNM systems to drive the majority of our sales for the foreseeable future. As a result, we are substantially dependent on its success. We expect that it will take time for us to increase adoption of our Bulkamid products. Successfully commercializing medical devices such as ours is a complex and uncertain process. Our commercialization efforts depend on the efforts of our management and sales team, our third-party manufacturers and suppliers, physicians and hospitals, and general economic conditions, among other factors, including the following:
•the effectiveness of our marketing and sales efforts in the United States and internationally;
•our success in educating physicians and patients about the benefits, administration and use of our products;
•the acceptance by physicians and patients of the safety and effectiveness of our products;

•our third-party manufacturers’ and suppliers’ ability to manufacture and supply the components of our SNM systems in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements, and to remain in good standing with regulatory agencies;
•the availability, perceived advantages, relative cost, relative safety, and relative efficacy of alternative and competing therapies;
•our ability to obtain, maintain, and enforce our intellectual property rights in and to our SNM systems;
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
In addition, we do not have complete control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Although we require our third-party suppliers to supply us with components that meet our specifications and comply with applicable provisions of the FDA’s QSR and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner. If the FDA or a comparable foreign regulatory authority withdraws any such approval they have already procured, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely harm our business and results of operations.
Our current and anticipated future dependence upon others for the manufacture of our products may adversely affect our future profit margins and our ability to commercialize our products on a timely and competitive basis.
We depend on single source suppliers to manufacture certain of our components, sub-assemblies and materials for our SNM systems, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.
We rely on single source suppliers in many instances for certain of the components, sub-assemblies and materials for our SNM systems. These components, sub-assemblies and materials are critical and there are relatively few alternative sources of supply. We have not qualified or obtained necessary regulatory approvals for additional suppliers for most of these components, sub-assemblies and materials, and in some instances we do not carry a significant inventory of these items. While we believe that alternative sources of supply may be available, they may not be available if and when we need them, or alternative suppliers may not be able to provide the quantity and quality of components and materials that we would need to manufacture our products if our existing suppliers were unable to satisfy our supply requirements. To utilize other supply sources, we would need to identify and qualify new suppliers to our quality standards and obtain any additional regulatory approvals required to change suppliers, which could result in manufacturing delays and increase our expenses.
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
The manufacturing process of our products includes sourcing components from various third-party suppliers, assembly and testing. We must manufacture and assemble these systems in compliance with regulatory requirements and at an acceptable cost in order to achieve and maintain profitability. We have only a limited history of manufacturing and assembling our products and, as a result, we may have difficulty manufacturing and assembling our products in sufficient quantities in a timely manner. Our limited manufacturing history may not provide us with enough data to accurately predict future component demand, fluctuations in availability and pricing of commodity materials of supply, and, to anticipate our costs and supply needs effectively. We may, in the future, experience delays in obtaining components from suppliers, which could impede our ability to manufacture and assemble our products on our expected timeline. As a result of this or any other delays, we may encounter difficulties in production of our products, including problems with quality control and assurance, component supply shortages or surpluses (including with respect to the ceramic and titanium we use in our products), increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements.
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
    We may need to raise additional capital, and if we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or liens, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our SNM systems, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to obtain adequate financing when needed and on terms that are acceptable to us, we may have to delay, reduce the scope of or suspend the implementation of our sales and marketing plan and our ongoing research and development efforts, which would have a material adverse effect on our business, financial condition, and results of operations.
We compete against other companies offering first-, second- and third-line therapies for the treatment of OAB and SUI, including Medtronic and Boston Scientific, respectively, some of which have longer operating histories, more established products or greater resources than we do, which may prevent us from achieving increased market penetration and improved operating results.
We believe our SNM systems and our Bulkamid product are designed to offer several needed improvements in the SNM and bulking agent markets for patients, physicians, and payors. However, the medical technology industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants.
We consider our primary competition to be other implantable SNM devices. On SNM, we face competition from major medical device companies worldwide, including Medtronic, the maker of InterStim X and InterStim Micro. InterStim X and InterStim Micro are currently the only other implantable SNM devices approved for commercial sale in the United States by the FDA. Competition from Medtronic could significantly impact our ability to capture and penetrate market share in the third-line therapy treatment market, and therefore could potentially have a material adverse effect on our business, financial condition and results of operation.
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
In addition to existing competitors, other larger and more established companies may acquire or in-license competitive products and could directly compete with us. These competitors may also try to compete with our products on price both directly, through rebates and promotional programs to high volume physicians and coupons to patients, and indirectly, through attractive product bundling with complementary products that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. Larger competitors may also be able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with commercialization efforts of our SNM systems. Our competitors may seek to discredit our SNM systems by challenging our short operating history or relatively limited number of scientific studies and publications. Additionally, certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. See “Risks Related to Intellectual Property—Litigation or other proceedings or third-party claims of intellectual property infringement against us, including the Medtronic Litigation, or any of our current or future licensors, including AMF, could require us to spend significant time and money and could prevent us from selling our SNM systems, or affect our stock price.” Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our market, there is the possibility of a competitor acquiring patents or other rights that may limit our ability to update our technologies and products which may impact demand for our SNM systems.

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
Any termination or loss of significant rights under the License Agreement would materially and adversely affect our development and commercialization of our rechargeable SNM system.
    If AMF terminates the License Agreement under certain circumstances, we may be required to pay damages to AMF and AMF may have the right to terminate the license. In addition, if we do not have sufficient funds available to meet our payment obligations, AMF could terminate the License Agreement. Any termination or loss of rights (including exclusivity) under the License Agreement could materially and adversely affect our ability to develop and commercialize our rechargeable SNM system, which in turn would have a material adverse effect on our business, operating results and prospects.
If we are not successful in converting physicians and patients to our products, our business will not succeed.
For over 20 years, physicians and patients relied on the only other approved SNM therapy offered by Medtronic, InterStim II and its predecessor, InterStim I. As our SNM systems are relatively new products in the SNM market, our primary strategy to penetrate the market and grow our revenue is to drive physician and patient awareness of the material benefits of our SNM systems. Physicians and patients may choose not to adopt our SNM systems for a number of reasons, including:
•familiarity or preference for current InterStim devices or new devices that Medtronic could develop and commercialize in the future;
•lack of experience with our SNM systems and with SNM as a treatment alternative;
•our inability to convince key opinion leaders to provide recommendations regarding our SNM systems, or to convince physicians and patients that it is an attractive alternative to InterStim devices and other third-line therapies such as BOTOX injections and PTNS;
•perceived or actual benefits of InterStim devices;
•perceived inadequacy of evidence supporting the clinical benefits or cost-effectiveness of our SNM systems over existing alternatives;
•marketing and other efforts by Medtronic targeting physicians, including those with whom they have long-term relationships; and

•ineffectiveness of our sales and marketing efforts for our SNM systems.
In addition, patients may choose not to adopt SNM therapy as a potential therapy if, among other potential reasons, their anatomy would not allow for effective treatment with our SNM systems, they are reluctant to receive an implantable device as opposed to an alternative, non-implantable treatment, or they are worried about potential adverse effects of SNM therapy, such as infection, discomfort from the stimulation, or soreness or weakness.
We believe that educating healthcare providers and patients about the clinical merits and patient benefits of our SNM systems as a treatment for OAB will be key elements driving adoption of our SNM therapies. However, some physicians may have prior history with or a preference for other treatment options. Moreover, our efforts to educate the medical community and patients on the benefits of our SNM systems will require significant resources and we may never be successful. If healthcare providers and patients do not adopt our SNM systems, and our SNM systems do not achieve broad market acceptance, our ability to execute our growth strategy will be impaired, and our business and future prospects may be adversely affected.
Our long-term growth substantially depends, in part, on our ability to enhance our products, and if we fail to do so we may be unable to compete effectively.
It is important to our business and our long-term growth that we continue to enhance our SNM systems. We intend to continue to invest in research and development activities focused on improvements and enhancements to our SNM systems.
Developing enhancements to our SNM systems can be expensive and time-consuming and could divert management’s attention away from the commercialization of our SNM systems and divert financial resources from other operations. The success of any new product enhancements will depend on several factors, including our ability to:
•properly identify and anticipate physician and patient needs, and develop new product enhancements to meet those needs;
•demonstrate, if required, the safety and effectiveness of new enhancements to our SNM systems with data from preclinical studies and clinical studies;
•obtain, in a timely manner, the necessary regulatory clearances or approvals for new enhancements to our SNM systems, or product modifications for our SNM systems;
•avoid infringing upon the intellectual property rights of third-parties;
•be fully FDA-compliant with marketing of new devices or modified products;
•address competitive counter moves advanced by Medtronic to secure and maintain customers;
•develop an effective and dedicated sales and marketing team to provide adequate education and training to potential users of our SNM systems; and
•receive adequate coverage and reimbursement for procedures performed with our SNM systems.
If we are not successful in commercializing our SNM systems and developing and commercializing new product enhancements, our ability to achieve and maintain market share and increase our revenue may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.
If the quality of our products does not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.
In the course of conducting our business, we must adequately address quality issues that may arise with our products, including defects in third-party components included in our products. Although we have established internal procedures designed to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our products do not meet the expectations of physicians or patients. If the quality of our products does not meet the expectations of physicians or patients, then our brand and reputation with those physicians or patients, and our business, financial condition and results of operations, could be adversely affected.

The size and future growth in the market for SNM therapy and urethral bulking agents have not been established with precision and may be smaller than we estimate. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.
Our estimates of the size and future growth in the market for SNM therapy and urethral bulking agents, including the number of people in the United States and Europe with symptoms of either bladder or bowel dysfunction and who are readily treatable with and eligible candidates for our therapy, are based on a number of internal and third-party studies, reports and estimates. In addition, our internal estimates are based in large part on current treatment patterns by healthcare providers using our therapy and our belief that the incidence of bladder and bowel dysfunction in the United States, Europe and worldwide is increasing. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for our therapy and our SNM systems, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual numbers of people with bladder or bowel dysfunction who are readily treatable with and eligible candidates for our therapy, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for our products may prove to be incorrect. If the actual number of people with bladder or bowel dysfunction who would benefit from our products and the size and future growth in the market for our products is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.
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
Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.
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
Based on our experience, complications from use of our SNM systems may include infection, pain at site, lead migration or fracture, and the body’s rejection of the implant. Complications of the use of Bulkamid include temporary pain, delayed urination, painful urination, and/or urinary tract infections. If unanticipated side-effects result from the use of our products, we could be subject to liability and our device would not be widely adopted. Long-term use may result in unanticipated complications, even after the device is removed. Additionally, while the INS batteries for our SNM systems are designed to last approximately 15 to 20 years, we have not tested the battery in an actual implant in the body for that period and the battery may not last that long under normal or atypical use conditions. If implants in people reveal that our battery fails before its designed life, physicians and patients may lose confidence in our SNM systems, which may materially harm our reputation and our business.
If we fail to receive access to hospital facilities, our sales may decrease.
In the United States, in order for physicians to use our products, we expect that the hospital facilities where these physicians treat patients will typically require us to enter into purchasing contracts. This process can be lengthy and time-consuming and requires extensive negotiations and management time. In the EU, certain institutions may require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.

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
We have sales and operations both inside and outside the United States, including a limited sales and marketing organization outside the United States. Our international sales strategy is to increase our presence in

Europe, Canada, and Australia, which have established and favorable reimbursement. With the purchase of Contura, we have greatly expanded our international operations through its direct sales force and distribution agreements. International sales and operations are subject to a number of risks, including:
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
•increased financial accounting and reporting burdens and complexities; and
•FCPA, Office of Foreign Assets Control (OFAC), the Bribery Act, each of which is defined below, and other export control, anti-corruption, anti-money laundering and anti-terrorism laws and regulations.
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
We perform substantially all of our research and development and back-office activity and maintain a substantial portion of our finished goods inventory for our SNM systems in Irvine, California. We warehouse a substantially lesser quantity of finished goods in a contract warehousing facility in the Netherlands. Our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. Our facilities, and those of our contractors, may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
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
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the COVID-19 virus, could adversely affect our business.
If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries and all 50 states within the United States. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our SNM systems, and we expect the pandemic to continue to negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using our SNM systems has decreased significantly as healthcare organizations in the United States and globally, including in Europe and Canada, have prioritized the treatment of patients with COVID-19 or have altered their operations to prepare for and respond to the pandemic. For example, in the United States, governmental authorities have recommended, and in certain cases required, or healthcare providers have decided that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. We believe the COVID-19 pandemic has also negatively impacted the number of OAB, FI and UR diagnoses and patients screened for eligibility for our SNM systems as hospitals and ASCs focus on COVID-19 and as patients postpone healthcare visits and treatments. As 2021 and 2022 progressed, we observed a diminishing degree of COVID-related impacts to our reported revenue, although we believe there continues to be some adverse impact on our revenues. However, the extent to which the COVID-19 pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and longevity of COVID-19 and its variants, the resurgence of COVID-19 in regions that have begun to recover from the initial impact of the pandemic, the impact of COVID-19 on economic activity, and the actions to contain its impact on public health and the global economy. We believe this limited provider, hospital and ASC capacity could have a significant adverse effect on our business, financial condition and results of operations following the end of the pandemic. Additionally, even after it is deemed advisable to resume conducting elective procedures, some patients may elect not to undergo procedures or delay scheduling procedures to avoid traveling to healthcare facilities due to safety concerns.
While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business. Such economic recession could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. In addition, the current economic downturn is resulting in significant job losses and reductions in disposable income and if patients are unable to obtain or maintain health insurance policies, this may significantly impact their ability to pay for the procedures utilizing our SNM systems, further negatively impacting our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein, including those relating to incurring future operating losses, dependence on our SNM systems, successful commercialization, supply chain and distribution channels.
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, customers, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.
In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.
Risks Related to Legal Matters and Government Regulation
Our operations are subject to extensive government regulation and oversight both in the United States and internationally, and our failure to comply with applicable requirements could harm our business.
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
In order to sell our products in member countries of the EEA (which is composed of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), it must comply with the essential requirements of the EU Active Implantable Medical Devices Directive (Council Directive 90/385/EEC) (the AIMD Directive). If any future product candidates are also considered to qualify as an active implantable medical device, or AIMD, under the AIMD Directive, it too will need to comply with the essential requirements it sets out. Alternatively, if a future product candidate is not considered an AIMD under the AIMD Directive, it will still be required to comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). The Medical Devices Regulations (Regulation 2017/745) are also now in force, as further discussed below.
Compliance with the requirements under either of these Directives and confirmation of compliance by a Notified Body are prerequisites to affixing the CE mark to our rechargeable SNM system and any future product candidates. Without a CE mark, medical devices cannot be sold or marketed in the EEA. To demonstrate that our rechargeable SNM system is compliant with the essential requirements set out under the AIMD Directive, we must undergo a conformity assessment procedure. This requires an assessment of available clinical evidence, literature data for the product and post-market experience in respect of similar products already marketed to ensure and declare that the products in question comply with the standards set out in Annex I of the AIMD Directive. In addition, a conformity assessment procedure requires the intervention of a Notified Body. Notified Bodies are separate entities that are authorized or licensed to perform such assessments by the governmental authorities of each EU Member State. Manufacturers of AIMDs must make an application to a Notified Body for an assessment of its technical dossiers and quality system. Alternatively, manufacturers can seek approval from the Notified Body that a representative sample of the products it has manufactured satisfies the requirements set out in the AIMD Directive and subsequently ensure and declare that all of its products conform to the standard of the approved sample. This is also known as “type approval.”
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
As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. If we fail to remain in compliance with the applicable Directives outlined above, we would be unable to continue to affix the CE mark to our rechargeable SNM system or our external trial system, which would prevent us from selling it within the EEA.
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
Failure to comply with post-market regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw our products from the market.
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
•the federal Physician Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which requires reports annually to the CMS information related to payments and other transfers of value to physicians;
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
To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and responding to any such challenge or investigation would be costly and divert the attention of our management. If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputational harm, disgorgement and the curtailment or restructuring of our operations.
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
Because we manufacture or contract to manufacture a product that contains titanium, we may be required under rules promulgated by the SEC governing disclosure of the use of “conflict minerals” (tin, tungsten, tantalum and gold) to determine whether those minerals are necessary to the functionality or production of our SNM systems and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo (DRC) or any of its adjoining countries, or covered countries, then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products that may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report, if required, to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this disclosure rule may be very time-consuming for our management and personnel (as well as time-consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures mandated by this rule, which can be perceived by the market to be “negative,” may cause customers to refuse to purchase our SNM systems. The cost of compliance with the rule could adversely affect our results of operations.
We depend upon third-party suppliers, including single source component suppliers, making us vulnerable to supply problems, which could lead to requiring new regulatory approvals in order to make component or supplier changes.
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
Third parties may assert that we, or any of our current or future licensors, including AMF, are employing their proprietary technology without authorization. For example, on November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against us in the U.S. District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. We refer to this matter as the Medtronic Litigation. The complaint asserts that our rechargeable SNM system infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that we have infringed and are infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing us from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. We believe the allegations are without merit and are vigorously defending ourselves against them. We are unable to predict the likelihood of success of the claims of the Medtronic Affiliates against us or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require us to dedicate significant financial resources and management resources to our defense. An adverse ruling against us could materially and adversely affect our business, financial position, results of operations or cash flows and could also result in reputational harm. Even if we are successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences. The Company is currently engaged in discovery in the Medtronic Litigation. A jury trial is scheduled in the Medtronic Litigation for April 2023.
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
Any litigation or claim against us or AMF, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from commercialization of our SNM systems, or harm our reputation. If we or AMF are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (which may be increased up to three times of awarded damages) and/or substantial royalties and could be prevented from selling our infringing products unless we obtain a license or are able to redesign our SNM systems to avoid infringement. Any such license may not be available on reasonable terms, if at all, and we may not be able to redesign the infringing product in a way that would not infringe the intellectual property rights of others. We could encounter delays in product introductions while we attempt to develop alternative methods or products. If we fail to obtain any required licenses or make any necessary changes to our SNM systems, including future technologies, we may have to withdraw our SNM systems from the market or may be unable to commercialize our SNM systems.
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
Our intellectual property coverage includes protection provided by patents and other intellectual property licensed through the License Agreement with AMF. We rely on AMF to maintain the patents and otherwise protect the intellectual property we license from them. If in the future we no longer have rights to one or more of these licensed patents or other licensed intellectual property, our intellectual property coverage may be compromised, which in turn could affect our ability to protect our rechargeable SNM system and defend it against competitors.

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
We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, so capital appreciation, if any, will be your sole source of gain.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
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
    In June 2019, we entered into an eight-year operating lease for approximately 32,621 square feet of office space beginning on January 15, 2020 and expiring on January 31, 2028. We use these premises as our new principal executive offices and for general office space. We are utilizing our other currently-leased spaces to conduct the training of our sales team and for manufacturing purposes.
In August 2020, we entered into a 38-month operating lease for approximately 5,693 square feet of warehouse space beginning on October 15, 2020 and expiring on December 31, 2023. We use these premises for general warehouse space.
In March 2022, we entered into an 18-month operating lease for approximately 3,276 square feet of warehouse space beginning on July 1, 2022 and expiring on December 31, 2023. We use these premises for general warehouse space.

    For additional information, see Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this Report.
Item 3. Legal Proceedings.
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against us in the U.S. District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. We refer to this matter as the Medtronic Litigation. The complaint asserts that our rechargeable SNM system infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that we have infringed and are infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing us from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. We believe the allegations are without merit and are vigorously defending ourselves against them. We are unable to predict the likelihood of success of the claims of the Medtronic Affiliates against us or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require us to dedicate significant financial resources and management resources to our defense. An adverse ruling against us could materially and adversely affect our business, financial position, results of operations or cash flows and could also result in reputational harm. Even if we are successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences. We are currently engaged in discovery in the Medtronic Litigation. A jury trial is scheduled in the Medtronic Litigation for April 2023.
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
Holders of Record
    At February 27, 2023, there were approximately 659 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
    We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.
Unregistered Sales of Equity Securities
    Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during the year ended December 31, 2022.
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

$600
$500
$400
$300
$200
$100
$-
10/31/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
AXNX
GSPC
SPSIHE

$100 investment in stock or index	October 31, 2018	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Axonics, Inc. (AXNX)	$100.00	$100.87	$184.98	$326.37	$373.83	$417.42
S&P 500 Index (GSPC)	$100.00	$92.44	$119.14	$137.63	$176.22	$141.59
S&P 500 Health Care Equipment Index (SPSIHE)	$100.00	$90.96	$111.33	$147.89	$152.79	$116.82
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Components of Our Results of Operations
Net Revenue
Revenue during the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
SNM net revenue
United States	$216,861	$153,837	$107,542
International markets	5,130	3,753	3,993
	$221,991	$157,590	$111,535
Bulkamid net revenue(1)
United States	$40,178	$12,660	$—
International markets	11,533	10,040	—
	$51,711	$22,700	$—
Total net revenue	$273,702	$180,290	$111,535
_____________________________________________
(1)    The acquisition of Bulkamid was completed on February 25, 2021. Reported revenue includes sales from February 26, 2021 onwards.
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of costs of the components of our SNM systems, third-party contract labor costs, overhead costs, Bulkamid product costs, as well as distribution-related expenses such as logistics and shipping costs. The overhead costs include the cost of material procurement and operations supervision and management personnel. We expect overhead costs as a percentage of revenue to decrease as our sales volume increases. Cost of goods sold also include other expenses such as scrap and inventory obsolescence. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows. We expect gross margin to vary based on manufacturing costs, regional differences in pricing, and discounts negotiated by customers.
We calculate gross margin as gross profit divided by revenue. We expect future gross margin will be affected by a variety of factors, including manufacturing costs, the average selling price of our products, the implementation of cost-reduction strategies, inventory obsolescence costs, which may occur when new generations of our SNM systems are introduced, and to a lesser extent, the sales mix between the United States and international markets as our average selling price in the United States is expected to be higher than in international markets and foreign currency exchange rates. Our gross margin may increase over the long term to the extent our production volumes increase and we receive discounts on the costs charged by our contract manufacturers, thereby reducing our per unit costs. Additionally, our gross margin may fluctuate from quarter to quarter as we continue to introduce new products and adopt new manufacturing processes and technologies.
Research and Development Expenses
Research and development expenses consist primarily of employee compensation, including stock-based compensation, product development, including testing and engineering, royalty expense, and clinical studies to develop and support our SNM systems, including clinical study and registry management and monitoring, payments to clinical investigators, and data management. Other research and development expenses include consulting and advisory fees, royalty expense, travel expenses, and equipment-related expenses and other miscellaneous office and facilities expenses related to research and development programs. Research and development costs are expensed as incurred. We expect to continue incurring research and development expenses in the future as we develop new products and expand to new markets. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.

 The following table summarizes our research and development expenses by functional area for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Personnel related	$17,946	$19,192	$12,176
Clinical development	1,038	862	501
Contract R&D and manufacturing	11,009	9,960	10,548
Royalty expense	3,337	6,282	4,421
Other R&D expenses	1,080	1,001	1,409
Total R&D expenses	$34,410	$37,297	$29,055
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee compensation, including sales personnel commissions and stock-based compensation, direct-to-consumer advertising programs, trade shows, booth exhibition costs, and the related travel for these events. Other sales and marketing expenses include consulting, and advisory fees. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our commercial infrastructure to both drive and support our expected growth in revenue. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term primarily as, and to the extent, our revenue grows.
Amortization of Intangible Assets
Amortization of intangible assets consist primarily of amortization expense on patent license asset, manufacturing license asset, technology, and customer relationships intangible assets. We amortize finite lived intangible assets over the period of estimated benefit using the straight-line method.
Acquisition-Related Costs
Acquisition-related costs consist of expenses incurred and changes in contingent consideration related to the Contura acquisition.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest and accretion income earned on cash equivalents and short-term investments, gains and losses on foreign currency transactions, net of interest expense payable under the Loan and Security Agreement with Silicon Valley Bank and other debt arrangements.
Income Tax Expense (Benefit)
Income tax expense (benefit) primarily consists of losses benefited in certain foreign jurisdictions. We maintain a full valuation allowance for deferred tax assets in our domestic operations, including net operating loss carryforwards and research and development credits.

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table shows our results of operations for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Years Ended December 31,		Period to Period Change
	2022	2021
Net revenue	$273,702	$180,290	$93,412
Cost of goods sold	76,037	64,572	11,465
Gross profit	197,665	115,718	81,947
Gross Margin	72.2%	64.2%
Operating expenses
Research and development	34,410	37,297	(2,887)
General and administrative	40,238	30,041	10,197
Sales and marketing	156,019	105,789	50,230
Amortization of intangible assets	9,383	7,241	2,142
Acquisition-related costs	22,561	7,158	15,403
Total operating expenses	262,611	187,526	75,085
Loss from operations	(64,946)	(71,808)	6,862
Other income (expense)
Interest and other income	5,133	40	5,093
Loss on disposal of property and equipment	(69)	(91)	22
Interest and other expense	(2,434)	(7,426)	4,992
Other income (expense), net	2,630	(7,477)	10,107
Loss before income tax (benefit) expense	(62,316)	(79,285)	16,969
Income tax (benefit) expense	(2,618)	782	(3,400)
Net loss	(59,698)	(80,067)	20,369
Foreign currency translation adjustment	(18,587)	(6,129)	(12,458)
Comprehensive loss	$(78,285)	$(86,196)	$7,911
Net Revenue
Net revenue was $273.7 million in fiscal year 2022, an increase of $93.4 million, or 51.8%, compared to $180.3 million in fiscal year 2021. Net revenues are primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is due to increased sales of our products as we expanded our customer base in the U.S. and increased sales with our existing customer base. Our expanded product offering of the recharge-free SNM system in March 2022 and the acquisition of the Bulkamid product in February 2021 have also contributed to our expansion of customers and more patients being treated with our existing customers.
Cost of Goods Sold and Gross Margin
We incurred $76.0 million of cost of goods sold in fiscal year 2022. We incurred $64.6 million in fiscal year 2021. Gross margin was 72.2% in fiscal year 2022, compared to 64.2% in fiscal year 2021. The increase in gross margin is primarily due to higher sales volumes and product mix, partially offset by decreased inventory production and overhead absorption rates related to certain supply chain and labor constraints.

Research and Development Expenses
Research and development expenses decreased $2.9 million, or 7.7%, to $34.4 million in fiscal year 2022, compared to $37.3 million in fiscal year 2021. The decrease in research and development expenses was primarily attributable to a decrease of $2.9 million in royalty expense due to lower net revenue derived from the AMF Licensed Products and a decrease of $1.2 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by an increase of $1.0 million in contract R&D and manufacturing costs.
General and Administrative Expenses
General and administrative expenses increased $10.2 million, or 33.9%, to $40.2 million in fiscal year 2022, compared to $30.0 million in fiscal year 2021, primarily as a result of an increase of $5.8 million in legal costs primarily related to the Medtronic Litigation, an increase of $1.5 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, an increase of $1.1 million in facilities and equipment costs, and an increase of $1.0 million in consulting and other professional service fees.
Sales and Marketing Expenses
Sales and marketing expenses increased $50.2 million, or 47.5%, to $156.0 million in fiscal year 2022, compared to $105.8 million in fiscal year 2021. The increase in sales and marketing expenses was primarily due to an increase of $32.8 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits primarily related to increased headcount and commissions from the increase in net revenue, an increase of $12.8 million related to advertising expenses, and an increase of $4.0 million related to travel expenses.
Amortization of Intangible Assets
Amortization of intangible assets was $9.4 million in fiscal year 2022, compared to $7.2 million in fiscal year 2021. The increase in amortization of intangible assets was primarily due to an increase of technology and customer relationships intangible assets acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $22.6 million in fiscal year 2022 related to the change in fair value of contingent consideration. Acquisition-related costs were $7.2 million in fiscal year 2021 related to the Contura acquisition and the change in fair value of contingent consideration.
Other Income (Expense), Net
Other income, net was $2.6 million in fiscal year 2022, consisting primarily of interest and other income earned on cash equivalents and short-term investments, partially offset by losses on foreign currency transactions. Other expense, net was $7.5 million in fiscal year 2021, consisting primarily of interest expense incurred related to the Loan Agreement with Silicon Valley Bank, partially offset by interest income earned on cash equivalents.
Income Tax (Benefit) Expense
Income tax benefit was $2.6 million in fiscal year 2022 primarily related to losses in certain foreign jurisdictions. Income tax expense was $0.8 million in fiscal year 2021 primarily related to the remeasurement of our U.K. deferred tax liabilities due to an increase in the U.K. income tax rate, net of losses benefited in certain foreign jurisdictions.
Comparison of the Years Ended December 31, 2021 and 2020
For a comparison of our results of operations and cash flows for the years ended December 31, 2021 and 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Liquidity and Capital Resources
We only began full-scale commercialization of our rechargeable SNM system in late 2019. We have expended significant resources on research and development activities, growing our operations organization and building and training our sales organization.
We incurred net losses of $59.7 million, $80.1 million, and $54.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, and had an accumulated deficit of $374.3 million as of December 31, 2022 compared to $314.6 million at December 31, 2021. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our products in the United States and internationally.
As of December 31, 2022, we had cash, cash equivalents, and short-term investments of $357.2 million compared to $220.9 million at December 31, 2021. We expect that our cash, cash equivalents, and short-term investments on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock and cash receipts from sales of our products. As of December 31, 2022, we had no outstanding borrowings.
The following table sets out, as of December 31, 2022, our contractual obligations due by period (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations(1)	$10,897	$2,162	$4,216	$4,404	$115
Purchase Obligations(2)	63,772	63,772	—	—	—
Other Long-Term Liabilities(3)	2,200	200	400	400	1,200
Total	$76,869	$66,134	$4,616	$4,804	$1,315
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
(3)    Represents the Minimum Royalty due under the License Agreement, and does not include royalty calculated as 4% of all net revenue derived from the AMF Licensed Products.
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in)
Operating activities	$3,191	$(47,306)	$(83,742)
Investing activities	(120,354)	(143,002)	9,654
Financing activities	133,968	170,513	144,190
Effect of exchange rate changes on cash and cash equivalents	1,163	(508)	(3)
Net increase (decrease) in cash and cash equivalents	$17,968	$(20,303)	$70,099
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $3.2 million in fiscal year 2022 and consisted primarily of non-cash charges of $65.8 million, partially offset by a net loss of $59.7 million and a decrease from changes in net operating assets of $2.9 million. Net operating assets consisted primarily of inventory and accounts receivable due to the commercial growth of our SNM systems in the United States and the addition of Bulkamid sales. Non-cash charges consisted primarily of stock-based compensation and change in fair value of contingent consideration.
Net cash used in operating activities was $47.3 million in fiscal year 2021 and consisted primarily of a net loss of $80.1 million, a decrease from changes in net operating assets of $9.8 million, partially offset by non-cash charges of $42.6 million. Net operating assets consisted primarily of inventory and accounts receivable due to the commercial growth of our rechargeable SNM system in the United States and the addition of Bulkamid sales. Non-cash charges consisted primarily of stock-based compensation and depreciation and amortization.
Net cash used in operating activities was $83.7 million in fiscal year 2020 and consisted primarily of a net loss of $54.9 million, a decrease from changes in net operating assets of $47.0 million, partially offset by non-cash charges of $18.2 million. Net operating assets consisted primarily of inventory to support the commercial launch of our rechargeable SNM system in the United States. Non-cash charges consisted primarily of stock-based compensation.
Net cash (used in) provided by investing activities
Net cash used in investing activities was $120.4 million in fiscal year 2022 and consisted of purchases of short-term investments, partially offset by sales and maturities of short-term investments.
Net cash used in investing activities was $143.0 million in fiscal year 2021 and consisted primarily of the $140.7 million paid for the acquisition of Contura.
Net cash provided by investing activities was $9.7 million in fiscal year 2020 and consisted primarily of sales and maturities of short-term investments, partially offset by purchases of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $134.0 million in fiscal year 2022 and consisted primarily of $128.3 million in net proceeds received in the August 2022 follow-on offering and proceeds from exercise of stock options.

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
Indebtedness
In June 2021, the principal amount, accrued interest, accrued loan fees, and prepayment fees related to the term loan under the Loan and Security Agreement with Silicon Valley Bank entered into in February 2021 were paid in full. The unamortized debt issuance costs of $4.4 million were expensed and recognized as interest expense.
In January 2021, the principal amount, accrued interest, accrued loan fees, and prepayment fees related to the Term Loan were paid in full. The unamortized debt issuance costs of $0.4 million were expensed and recognized as interest expense.
We have no current indebtedness arrangements.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of this evaluation then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and such differences may be material to our consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property and equipment and intangible assets, the valuation of contingent consideration liability, and the valuation of stock-based compensation.
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
Revenue Recognition
Revenue recognized during the years ended December 31, 2022, 2021, and 2020 relates entirely to the sale of our products to our customers and distributors.
We have revenue arrangements that consist of a single performance obligation. We recognize revenue at the point in time when it transfers control of promised goods to its customers. Revenue is measured as the amount of consideration it expected to be received in exchange for transferring goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as discounts, where applicable. We also sell to distributors and apply the same policies as our revenue arrangements with customers, specifically that revenue is recognized at the point in time when we transfer control of promised goods to our distributors. We do not offer rights of return or price protection. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Payment terms, typically less than three months, do not include a significant financing component. We extend credit to our customers and distributors based upon an evaluation of their financial condition and credit history and generally require no collateral. We do not have any contract balances related to product sales. We also do not have significant contract acquisition costs related to product sales.
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
Our assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, and accounts payables, due to their short-term nature.
The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill.
Certain of our business combinations involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within operating expenses in the consolidated statements of comprehensive loss.
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
Goodwill
Goodwill represents the excess purchase price over the fair values of both tangible and intangible assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. We evaluate our goodwill on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or perform an annual impairment test. When tested quantitatively, we compare the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in our market capitalization. We estimate the fair value of our reporting unit using a combination of the discounted cash flow and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss.
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
Research and Development
Research and development costs are charged to operations as incurred. Research and development costs include salary and personnel-related costs, costs of clinical studies and testing, royalty expense, supplies and materials, and outside consultant costs.
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
We also grant shares of performance-based restricted stock units that typically vest after one year only if we have also achieved certain performance objectives as defined and approved by our board of directors. The fair value of performance awards is determined based on the Company’s stock price at the date of grant and expensed over the performance period based on the probability of achieving the performance objectives. If such targets are not met or service is not rendered for the requisite service period, no compensation cost is recognized, and any recognized compensation cost in prior periods will be reversed. In addition, we also grant market-based restricted stock units that have combined market conditions and service conditions for vesting, for which we use the Monte Carlo valuation model to value equity awards (as of the date of grant). Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $357.2 million as of December 31, 2022, which came from public offerings of our common stock and cash receipts from our product sales. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Inflation Risk
Inflationary factors, such as increases in our cost of goods sold and operating expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin and operating expenses as a percentage of our revenue if the selling prices of our products do not increase as much as or more than these increased costs.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Axonics, Inc.
Irvine, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axonics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2023 expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of contingent consideration
As described in Note 9 to the consolidated financial statements, the Company completed the acquisition of Contura Limited for the purchase price of approximately $204.7 million during the year ended December 31, 2021. A portion of the consideration is contingent on future sales. The fair value of contingent consideration increased from $10.4 million as of December 31, 2021 to $32.6 million as of December 31, 2022.
We identified the valuation of the contingent consideration related to the Contura Limited acquisition as a critical audit matter. The principal consideration for our determination is the significant judgment used to develop the revenue growth rate in the forecast used in the valuation of the contingent consideration. Auditing this consideration involved subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of the revenue growth rates used in the forecasted revenue by comparing to historical performance, evaluating operational metrics and considering contradictory evidence.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of the valuation methodology; and (ii) evaluating the potential effect of changes in the revenue growth rates on the fair value calculations.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2018.
Costa Mesa, California
March 1, 2023

Axonics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$238,846	$220,878
Short-term investments	118,365	—
Accounts receivable, net of allowance for credit losses of $321 and $355 at December 31, 2022 and 2021, respectively	44,817	29,044
Inventory, net	55,765	64,946
Prepaid expenses and other current assets	7,282	6,449
Total current assets	465,075	321,317
Property and equipment, net	6,798	6,915
Intangible assets, net	86,253	106,469
Other assets	6,813	7,734
Goodwill	94,414	105,510
Total assets	$659,353	$547,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,070	$7,654
Accrued liabilities	6,520	5,435
Accrued compensation and benefits	15,495	12,413
Operating lease liability, current portion	1,562	1,366
Other current liabilities	32,600	—
Total current liabilities	65,247	26,868
Operating lease liability, net of current portion	7,555	9,052
Deferred tax liabilities, net	16,412	19,217
Other long-term liabilities	—	10,370
Total liabilities	89,214	65,507
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, par value $0.0001 per share, 75,000,000 and 50,000,000 shares authorized at December 31, 2022 and 2021, respectively; 49,546,727 and 46,330,167 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	5
Additional paid-in capital	969,545	803,559
Accumulated deficit	(374,264)	(314,566)
Accumulated other comprehensive loss	(25,147)	(6,560)
Total stockholders’ equity	570,139	482,438
Total liabilities and stockholders’ equity	$659,353	$547,945
See accompanying notes to consolidated financial statements.

Axonics, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Net revenue	$273,702	$180,290	$111,535
Cost of goods sold	76,037	64,572	44,444
Gross profit	197,665	115,718	67,091
Operating expenses
Research and development	34,410	37,297	29,055
General and administrative	40,238	30,041	25,551
Sales and marketing	156,019	105,789	66,130
Amortization of intangible assets	9,383	7,241	115
Acquisition-related costs	22,561	7,158	—
Total operating expenses	262,611	187,526	120,851
Loss from operations	(64,946)	(71,808)	(53,760)
Other income (expense)
Interest and other income	5,133	40	761
Loss on disposal of property and equipment	(69)	(91)	(41)
Interest and other expense	(2,434)	(7,426)	(1,874)
Other income (expense), net	2,630	(7,477)	(1,154)
Loss before income tax (benefit) expense	(62,316)	(79,285)	(54,914)
Income tax (benefit) expense	(2,618)	782	1
Net loss	(59,698)	(80,067)	(54,915)
Foreign currency translation adjustment	(18,587)	(6,129)	(3)
Comprehensive loss	$(78,285)	$(86,196)	$(54,918)

Net loss per share, basic and diluted (see Note 1)	$(1.28)	$(1.86)	$(1.48)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	46,684,478	43,072,298	36,981,335
See accompanying notes to consolidated financial statements.

Axonics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2019	34,110,995	$3	$363,012	$(179,584)	$(428)	$183,003
Issuance of common stock for employee stock option exercises for cash	767,792	—	3,703	—	—	3,703
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	405,907	—	11,792	—	—	11,792
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	46,336	—	3,303	—	—	3,303
Follow-on offering - issuance of 4,600,000 shares at $32.50 per share, less offering costs of $9,013	4,600,000	1	140,486	—	—	140,487
Foreign currency translation adjustment	—	—	—	—	(3)	(3)
Net loss	—	—	—	(54,915)	—	(54,915)
Balance at December 31, 2020	39,931,030	4	522,296	(234,499)	(431)	287,370
Issuance of common stock for employee stock option exercises for cash	522,495	—	6,757	—	—	6,757
RSA issuances and forfeitures for terminations, net and stock-based compensation	520,411	—	17,793	—	—	17,793
Issuance of common stock for vesting of RSU and stock-based compensation	169,054	—	7,371	—	—	7,371
Follow-on offering - issuance of 4,025,000 shares at $50.00 per share, less offering costs of $11,272	4,025,000	1	189,977	—	—	189,978
Issuance of common stock for acquisition of Contura Limited	1,096,583	—	55,728	—	—	55,728
Issuance of common stock for exclusive license asset	65,594	—	3,637	—	—	3,637
Foreign currency translation adjustment	—	—	—	—	(6,129)	(6,129)
Net loss	—	—	—	(80,067)	—	(80,067)
Balance at December 31, 2021	46,330,167	5	803,559	(314,566)	(6,560)	482,438
Issuance of common stock for employee stock option exercises for cash	364,352	—	5,662	—	—	5,662
RSA issuances and forfeitures for terminations, net and stock-based compensation	570,778	—	26,218	—	—	26,218
Issuance of common stock for vesting of RSU and stock-based compensation	268,930	—	5,800	—	—	5,800
Follow-on offering - issuance of 2,012,500 shares at $63.85 per share, less offering costs of $192	2,012,500	—	128,306	—	—	128,306
Foreign currency translation adjustment	—	—	—	—	(18,587)	(18,587)
Net loss	—	—	—	(59,698)	—	(59,698)
Balance at December 31, 2022	49,546,727	$5	$969,545	$(374,264)	$(25,147)	$570,139
See accompanying notes to consolidated financial statements.

Axonics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net loss	$(59,698)	$(80,067)	$(54,915)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,721	9,126	1,741
Loss on disposal of property and equipment	69	91	41
Stock-based compensation	32,018	25,164	15,095
Amortization of debt issuance costs	—	4,991	774
(Reversal of) provision for allowance of credit losses	(34)	(122)	390
Change in fair value of contingent consideration	22,230	2,740	—
Deferred income taxes and other items, net	(184)	582	165
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(15,968)	(8,998)	(10,781)
Inventory	8,423	(1,108)	(47,353)
Prepaid expenses and other current assets	(862)	(940)	(863)
Other assets	(207)	(225)	(90)
Accounts payable	1,468	(2,862)	4,778
Accrued liabilities	1,032	(1,976)	4,193
Accrued compensation and benefits	3,112	6,155	2,573
Lease liability	71	143	510
Net cash provided by (used in) operating activities	3,191	(47,306)	(83,742)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,223)	(2,261)	(2,938)
Acquisition of a business, net of cash acquired	—	(140,741)	—
Purchases of short-term investments	(175,110)	—	—
Proceeds from sales and maturities of short-term investments	56,979	—	12,592
Net cash (used in) provided by investing activities	(120,354)	(143,002)	9,654
Cash Flows from Financing Activities
Payment of debt issuance costs	—	(106)	—
Proceeds from debt	—	75,000	—
Repayment of debt	—	(101,116)	—
Proceeds from offering of common stock upon follow-on public offering	128,498	201,250	149,500
Payment of common stock offering costs upon follow-on public offering	(192)	(11,272)	(9,013)
Proceeds from exercise of stock options	5,662	6,757	3,703
Net cash provided by financing activities	133,968	170,513	144,190
Effect of exchange rate changes on cash and cash equivalents	1,163	(508)	(3)
Net increase (decrease) in cash and cash equivalents	17,968	(20,303)	70,099
Cash and cash equivalents, beginning of year	220,878	241,181	171,082
Cash and cash equivalents, end of year	$238,846	$220,878	$241,181
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1	$2,178	$1,102
Cash paid for taxes	$667	$1	$1
Noncash Investing and Financing Activities
Property and equipment acquired but not yet paid	$67	$—	$—
Common stock issuance for business acquisition	$—	$55,728	$—
Contingent consideration for business acquisition	$—	$7,630	$—
Common stock issuance for exclusive license asset	$—	$3,637	$—
Accrued loan fees as debt issuance costs	$—	$4,500	$—
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
The Company is a medical technology company that develops and commercializes innovative and minimally invasive products to treat bladder and bowel dysfunction. The Company has designed and developed both rechargeable (R20™) and recharge-free (F15™) implantable sacral neuromodulation (SNM) systems, which deliver mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (OAB), urinary retention (UR) and fecal incontinence (FI). The Company’s products are protected by intellectual property based on Company-generated innovations and patents and other intellectual property licensed from AMF. The Company has marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications. The premarket approval (PMA) application for the rechargeable SNM system for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) on September 6, 2019, and the PMA application for the rechargeable SNM system for the treatment of OAB and UR was approved by the FDA on November 13, 2019. Accordingly, the Company began U.S. commercialization of its rechargeable SNM system in the fourth quarter of 2019. Prior to the fourth quarter of 2019, the Company derived revenue only from its international operations in select markets including England, the Netherlands and Canada, and its activities had consisted primarily of developing the rechargeable SNM system, conducting its RELAX-OAB post-market clinical follow-up study in Europe, its ARTISAN-SNM pivotal clinical study in the United States and hiring and training its U.S. commercial team in preparation for the launch of the rechargeable SNM system in the United States.
Beginning in February 2021 with the acquisition of Contura Limited, the Company also markets Bulkamid®, a urethral bulking agent to treat female stress urinary incontinence (SUI). Beginning in March 2022 with the FDA approval of the Company’s long-lived, recharge-free F15 SNM implantable stimulator, the Company now markets and sells the F15 recharge-free system to customers in the United States in addition to the rechargeable SNM system. The new recharge-free SNM system and Bulkamid are protected by intellectual property based on Company-generated innovations or patents acquired as part of the Contura acquisition. For more information, see Note 9.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries: Axonics Europe, S.A.S., Axonics Modulation Technologies U.K. Limited, Axonics Modulation Technologies Australia Pty Ltd, Axonics Women’s Health Limited, Bulkamid SARL, Axonics GmbH, and Contura, Inc. Intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Certain prior year reported amounts have been reclassified to conform with the 2022 presentation.
COVID-19
The ongoing COVID-19 outbreak, and the resulting restrictions intended to slow the spread of COVID-19, including stay-at-home orders, business shutdowns and other restrictions, has adversely affected the Company’s business in several ways. The primary impact on the Company’s business was the cancellation or delay of elective procedures in certain areas to allow health care facilities to prioritize the treatment of COVID-19 patients during the initial stages and resurgence periods of the pandemic or because patients are avoiding health care facilities that they feel are unsafe. These developments materially reduced the number of procedures using the Company’s rechargeable SNM system. If governmental authorities recommend again in the future that it is deemed advisable for health care facilities to not perform outpatient elective procedures, as was the case at various times throughout 2020 through 2022, the Company expects it would materially harm the Company’s revenues and potentially increase the Company’s operating loss. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus may continue to cause additional outbreaks. These challenges will likely continue for the duration of the pandemic and could reduce the Company’s revenue and negatively impact the Company’s business, financial condition and results of operations while the pandemic continues. If these delays in procedures occur in the future, the Company may have to scale back its business, including reducing headcount, which could have a negative impact on the Company’s long-term operations. The Company could also experience other negative impacts of the COVID-19 outbreak such as the lack of availability of the Company’s key personnel, temporary closures of the Company’s office or the facilities of the Company’s business partners, customers, third party service providers or other vendors, and the interruption of the Company’s supply chain, distribution channels, liquidity and capital or financial markets.
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
Revenue Recognition
Revenue recognized during the years ended December 31, 2022, 2021, and 2020 relates entirely to the sale of the Company’s products to its customers and distributors.
The Company has revenue arrangements that consist of a single performance obligation. The Company recognizes revenue at the point in time when it transfers control of promised goods to its customers. Revenue is measured as the amount of consideration it expected to be received in exchange for transferring goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as discounts, where applicable. The Company also sells to distributors and applies the same policies as its revenue arrangements with customers, specifically that revenue is recognized at the point in time when it transfers control of promised goods to its distributors. The Company does not offer rights of return or price protection. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Payment terms, typically less than three months, do not include a significant financing component. The Company extends credit to its customers and distributors based upon an evaluation of their financial condition and credit history and generally requires no collateral. The Company does not have any contract balances related to product sales. The Company also does not have significant contract acquisition costs related to product sales.
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.2 million and $0.2 million at December 31, 2022 and 2021, respectively, and is recorded as a reduction of gross revenue in its consolidated statements of comprehensive loss. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the years ended December 31, 2022, 2021, and 2020, the replacement costs were $0.2 million, $0.2 million, and $0.1 million, respectively. The replacement costs are recorded within the sales and marketing expenses in its consolidated statements of comprehensive loss.
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to sales and marketing expense. The warranty liability as of December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.
Shipping and handling costs incurred for the delivery of goods to customers and distributors are included in cost of goods sold. Amounts billed to customers and distributors for shipping and handling are included in net revenue.

The following table provides additional information pertaining to net revenue disaggregated by product and geographic market for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
SNM net revenue
United States	$216,861	$153,837	$107,542
International markets	5,130	3,753	3,993
	$221,991	$157,590	$111,535
Bulkamid net revenue(1)
United States	$40,178	$12,660	$—
International markets	11,533	10,040	—
	$51,711	$22,700	$—
Total net revenue	$273,702	$180,290	$111,535
_____________________________________________
(1)    The acquisition of Bulkamid was completed on February 25, 2021. Reported revenue includes sales from February 26, 2021 onwards.
Allowance for Credit Losses
The Company makes estimates of the collectability of accounts receivable in accordance with ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Company’s estimate of future credit losses is made by management based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and reasonable forecasted economic trends. Despite the Company’s efforts to minimize credit risk exposure, customers could be adversely affected if future economic and industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on the Company’s customers are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience can differ significantly from historical collection trends. If the Company’s customers experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.
The following table summarizes the changes in our allowance for credit losses (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$355	$465	$75
Write-offs	(75)	(12)	—
Bad debt expense (recoveries)	41	(98)	390
Balance at end of period	$321	$355	$465
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
Level 1 investments include U.S. government and agency securities, which are valued based on prices readily available in the active markets in which those securities are traded. Level 2 investments include commercial paper and corporate notes, which is valued on a recurring basis based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.
The Company’s assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, and accounts payables, due to their short-term nature.
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
On February 25, 2021, the Company acquired Contura Limited and its Bulkamid product, a urethral bulking agent indicated for the treatment of female SUI. In consideration for the acquisition, the Company paid approximately $141.3 million in cash and issued 1,096,583 shares of our common stock. The Company may pay an additional $35 million in the event Bulkamid sales in any consecutive 12-month period exceed $50 million (the Milestone) before December 31, 2024, with payment due within 50 business days following the quarter in which the Milestone has been met.
Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration is estimated using a binary option-based approach with assumptions the Company believes would be made by a market participant. Significant inputs include projected revenues, discount rates, volatility factors and risk-free rates. The Company assesses these assumptions on an ongoing basis as additional data impacting the assumptions is obtained and any change in fair value of the contingent consideration is recorded within acquisition-related costs in the consolidated statements of comprehensive loss. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the projected revenues would result in a directionally similar change to the overall estimate of the contingent consideration. At December 31, 2022, the discount rates ranged from 8.5% to 9.0%, volatility was estimated at 24.5%, and risk-free rates ranged from 4.3% to 4.8%. The fair value of contingent consideration of $32.6 million at December 31, 2022, is reflected in other current liabilities on the Company’s consolidated balance sheets, as the Milestone is expected to be met within the next 12 months. The fair value of contingent consideration of $10.4 million at December 31, 2021, is reflected in other long-term liabilities on the Company’s consolidated balance sheets.
The following table summarizes the changes in the fair value of recurring Level 3 fair value measurements during the years ended December 31, 2022 and 2021 (in thousands):

Liabilities
Contingent consideration:
December 31, 2020	$—
February 25, 2021 Acquisition	7,630
Change in fair value included in earnings	2,740
December 31, 2021	10,370
Change in fair value included in earnings	22,230
December 31, 2022	$32,600
There were no transfers between Levels 1, 2 or 3 for the periods presented.
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the balance sheet date are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income (loss) within the consolidated statements of comprehensive loss. There were no unrealized gains or losses during the years ended December 31, 2022, 2021, and 2020.
A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to net income (loss) and the corresponding establishment of a credit loss allowance for the security. Premiums (discounts) are amortized (accreted) over the life of the related security as an adjustment to yield using the straight-line interest method. Dividend, accretion and interest income are recognized when earned. Realized gains or losses are included in net loss and are derived using the specific identification method for determining the cost of securities sold.
The Company had no outstanding investment securities as of December 31, 2021. The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value Measurements at December 31, 2022
Assets(1):	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$175,548	$—	$175,548
Corporate notes	—	4,675	—	4,675
U.S. government and agency securities	75,212	—	—	75,212
	$75,212	$180,223	$—	$255,435
_____________________________________________
(1)    As of December 31, 2022, commercial paper investments of $131.1 million, U.S. government and agency securities of $4.0 million, and corporate notes of $2.0 million are included in cash and cash equivalents on the consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase on the consolidated balance sheets.

The Company holds investments in marketable debt securities that are classified and accounted for as cash equivalents or available-for-sale and are remeasured on a recurring basis. All of the Company’s available-for-sale debt securities are classified on the consolidated balance sheet as cash equivalents or short-term investments. The following table summarizes the Company’s cash equivalents and investments in available-for-sale debt securities by significant investment category as of December 31, 2022 (in thousands):

	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$131,075	$—	$—	$131,075
Corporate notes	2,013	—	—	2,013
U.S. government and agency securities	3,982	—	—	3,982
Total cash equivalents	$137,070	$—	$—	$137,070
Short-term investments:
Commercial paper	$44,473	$—	$—	$44,473
Corporate notes	2,664	—	(2)	2,662
U.S. government and agency securities	71,342	6	(118)	71,230
Total short-term investments	$118,479	$6	$(120)	$118,365

Total	$255,549	$6	$(120)	$255,435
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive gain or loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of December 31, 2022 and 2021, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss. Accumulated other comprehensive loss consists entirely of losses or gains from translation of foreign subsidiaries at December 31, 2022 and 2021.
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
The Company analyzes inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its net realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of the Company’s SNM systems is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to the Company’s inventory values. The Company also applies judgment related to the results of quality tests that are performed throughout the production process, as well as the understanding of regulatory guidelines, to determine if it is probable that inventory will be saleable. These quality tests are performed throughout the pre- and post-production processes, and the Company continually gathers information regarding product quality for periods after the manufacturing date. The Company’s products currently have a maximum estimated shelf-life range of 12 to 36 months and based on sales forecasts, the Company expects to realize the carrying value of the product inventory. In the future, reduced demand, quality issues, or excess supply beyond those anticipated by management may result in a material adjustment to inventory levels, which would be recorded as an increase to cost of sales.
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
As of December 31, 2022, the Company had $30.4 million, $5.7 million, and $19.7 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.5 million. As of December 31, 2021, the Company had $46.8 million, $2.8 million and $15.3 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.2 million.
Customer and Vendor Concentration
As of December 31, 2022 and 2021, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of December 31, 2022 and 2021, there was one vendor and no vendor, respectively, who accounted for over 10% of the Company’s consolidated accounts payable. As of December 31, 2022, 2021, and 2020, there were no customers who accounted for over 10% of the Company’s consolidated net revenue. As of December 31, 2022, 2021, and 2020, there were three, three, and two vendors, respectively, who accounted for over 10% of the Company’s inventory-related purchases.
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
Goodwill
Goodwill represents the excess purchase price over the fair values of both tangible and intangible assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs an annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair value of its reporting unit using a combination of the discounted cash flow and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. During the year ended December 31, 2022, the Company did not record any impairment charges related to goodwill.
Intangible Assets
Patent license asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the IPO, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. The asset has been fully amortized as of December 31, 2022. For additional information, see Note 3.
Exclusive license asset
The intangible asset represents exclusive rights to existing technologies and development services from Micro Systems Engineering, Inc. pursuant to an agreement entered into on March 2, 2021. The rights and services were provided in exchange for 65,594 shares of common stock, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 3.
Contura acquisition
The intangible assets represent technology, trade names and trademarks, and customer relationships acquired from Contura on February 25, 2021. The trade names and trademarks have an indefinite life. The straight-line method over the period of estimated benefit is used to amortize technology. Accounting Standards Codification (ASC) 350-30-35-3 states that customer relationships generally dissipate at a more rapid rate in the earlier periods following a company’s succession to these relationships, with the rate of attrition declining over time. As such, the accelerated method is used to amortize customer relationships. The Company reviewed the intangible assets for impairment for this asset group during the year ended December 31, 2022. As Bulkamid SARL ceased sales operations and did not recognize revenue during the year ended December 31, 2022, and does not expect to recognize revenue in future periods, the Company wrote off the customer relationships intangible asset of $0.3 million related to this entity. The impairment expense is recorded within the general and administrative expenses in its consolidated statements of comprehensive loss. For additional information, see Notes 3 and 9.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net cash flows that the assets are expected to generate. If said assets are considered to be impaired, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There have been $0.3 million of impairments of long-lived assets to date.
Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. There have been no impairments to indefinite-lived intangible assets during the year ended December 31, 2022
Leases
In accordance with Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. Topic 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in Topic 842 to assist in evaluating leases for appropriate classification between operating and finance leases. The aforementioned bright lines are applied consistently to the Company’s entire portfolio of leases.
Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate for a fully collateralized amortizing loan with the same maturity as the lease term in similar economic environment, based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Research and Development
Research and development costs are charged to operations as incurred. Research and development costs include salary and personnel-related costs, costs of clinical studies and testing, royalty expense, supplies and materials, and outside consultant costs.
Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended December 31, 2022, 2021, and 2020, advertising expense totaled $20.6 million, $7.8 million and $2.9 million, respectively, and are recorded within the sales and marketing expenses in its consolidated statements of comprehensive loss.
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
The Company also grants shares of performance-based restricted stock units that typically vest after one year only if the Company has also achieved certain performance objectives as defined and approved by the Company’s board of directors. The fair value of performance awards is determined based on the Company’s stock price at the date of grant and expensed over the performance period based on the probability of achieving the performance objectives. If such targets are not met or service is not rendered for the requisite service period, no compensation cost is recognized, and any recognized compensation cost in prior periods will be reversed. In addition, the Company also grants market-based restricted stock units that have combined market conditions and service conditions for vesting, for which the Company uses the Monte Carlo valuation model to value equity awards (as of the date of grant). Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided.
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
For the years ended December 31, 2022, 2021, and 2020, there were 2,328,525, 2,444,444, and 2,300,982 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
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

Note 2. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands) at:

	December 31,
	2022	2021
Equipment	$2,645	$2,429
Computer hardware and software	3,282	2,450
Tools and molds	1,735	1,579
Leasehold improvements	4,449	4,372
Furniture and fixtures	1,810	1,502
Construction in progress	413	127
	14,334	12,459
Less: accumulated depreciation and amortization	(7,536)	(5,544)
	$6,798	$6,915
Depreciation and amortization expense of property and equipment was $2.3 million, $1.9 million, and $1.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Note 3. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the years ended December 31, 2022 and 2021 included the following (in thousands):

December 31, 2020	$—
February 25, 2021 Acquisition	109,786
Foreign currency translation adjustment	(4,276)
December 31, 2021	105,510
Foreign currency translation adjustment	(11,096)
December 31, 2022	$94,414
Intangible assets as of December 31, 2022 included the following (in thousands):

		December 31, 2022
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(1,540)	—	—	1,760
Technology	12 years	81,100	(12,496)	—	(9,141)	59,463
Trade names and trademarks	Indefinite	19,700	—	—	(2,398)	17,302
Customer relationships	12 years	11,400	(2,393)	(287)	(992)	7,728
		$116,500	$(17,429)	$(287)	$(12,531)	$86,253

Intangible asset as of December 31, 2021 included the following (in thousands):

		December 31, 2021
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	$(919)	$—	$81
Exclusive license asset	4 years	3,300	(660)	—	2,640
Technology	12 years	81,100	(5,668)	(1,424)	74,008
Trade names and trademarks	Indefinite	19,700	—	(365)	19,335
Customer relationships	12 years	11,400	(799)	(196)	10,405
		$116,500	$(8,046)	$(1,985)	$106,469
The Company recorded expense for the amortization of intangible assets of $9.4 million, $7.2 million, and $0.1 million, respectively, during the years ended December 31, 2022, 2021, and 2020. The estimated future amortization expense as of December 31, 2022, is as follows (in thousands):

2023	$9,085
2024	8,962
2025	7,927
2026	7,783
2027	7,645
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
The Company entered into an operating lease for approximately 25,548 square feet of office space beginning on August 1, 2018, and expiring on October 31, 2027. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease.
In June 2019, the Company entered into an eight-year operating lease for approximately 32,621 square feet of office space beginning on January 15, 2020 and expiring on January 31, 2028. The Company uses these premises as its new principal executive offices and for general office space. The Company is utilizing its other currently-leased spaces to conduct the training of its sales team and for manufacturing purposes. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease.
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
During the years ended December 31, 2022, 2021, and 2020, ROU assets obtained in exchange for new operating lease liabilities were $0.1 million, $1.0 million, and $3.8 million, respectively. As of December 31, 2022 and 2021, the ROU assets had a balance of $6.2 million and $7.1 million, respectively. The operating lease ROU assets are included within the Company’s non-current other assets, and lease liabilities are included in current or noncurrent liabilities in the Company’s consolidated balance sheets. During the years ended December 31, 2022, 2021, and 2020, cash paid for amounts included in operating lease liabilities was $2.1 million, $2.0 million, and $1.5 million, respectively. Amortization of the ROU assets was $1.0 million, $1.0 million, and $0.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the weighted-average remaining lease term for the Company’s operating leases was 4.9 years and 5.9 years, respectively. The weighted-average incremental borrowing rate for a collateralized asset of the same remaining term used to determine the present value of the Company’s operating leases’ future payments was 7.1% and 7.1%, respectively.
Total lease costs for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	December 31,
	2022	2021	2020
Lease cost
Operating lease cost	$2,131	$2,107	$1,991
Short-term lease cost	80	95	95
Variable lease cost	203	191	179
Total lease cost	$2,414	$2,393	$2,265
Payments of operating lease liabilities as of December 31, 2022, are as follows (in thousands):

2023	$2,162
2024	2,066
2025	2,150
2026	2,239
2027	2,165
Thereafter	115
10,897
Less: imputed interest	(1,780)
9,117
Less: operating lease liability, current portion	(1,562)
Operating lease liability, net of current portion	$7,555

License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF, a Company stockholder, licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year after 2018, subject to a maximum amount of $200,000 per year. The Company recorded related royalties of $3.3 million, $6.3 million, and $4.4 million during the years ended December 31, 2022, 2021, and 2020, respectively. Royalty expense is included in operating expenses in the consolidated statements of comprehensive loss. Accrued royalties of $0.6 million and $1.8 million as of December 31, 2022 and 2021, respectively, are included within accrued liabilities in the Company’s consolidated balance sheets. Royalty expense is declining because the Company’s F15 recharge-free SNM device is not covered by any AMF patents licensed to the Company and is therefore not an AMF Licensed Product that requires the payment of a royalty to AMF.
Legal Matters
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against the Company in the U.S. District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. The Company refers to this matter as the Medtronic Litigation. The complaint asserts that the Company’s rechargeable SNM system infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that the Company has infringed and is infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing the Company from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The Company believes the allegations are without merit and is vigorously defending itself against them. The Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences. The Company is currently engaged in discovery in the Medtronic Litigation. A jury trial is scheduled in the Medtronic Litigation for April 2023.
In addition to the Medtronic Litigation, the Company is and may continue to be involved in claims, legal proceedings, and investigations arising out of its operations in the normal course of business.
Note 5. Long-Term Debt
In February 2018, the Company entered into the Loan and Security Agreement with Silicon Valley Bank, providing for a term loan (the Term Loan).
In January 2021, the principal amount, accrued interest, accrued loan fees, and prepayment fees related to the Term Loan were paid in full. The unamortized debt issuance costs of $0.4 million were expensed and recognized as interest expense.

In February 2021, the Company entered into another Loan and Security Agreement (the Loan and Security Agreement) with Silicon Valley Bank, under which the Company obtained a loan in the principal amount of $75 million.
In June 2021, the principal amount, accrued interest, accrued loan fees, and prepayment fees related to this loan were paid in full. The unamortized debt issuance costs of $4.4 million were expensed and recognized as interest expense.
Note 6. Stockholders’ Equity
Preferred Stock

As of December 31, 2022, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock is issued or outstanding as of December 31, 2022.
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

Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$6,734	$5,980	$3,457
General and administrative	7,965	8,079	5,852
Sales and marketing	17,319	11,105	5,786
	$32,018	$25,164	$15,095
Stock Option Activity
    2014 Stock Option Plan
In 2014, the Company established its 2014 Stock Option Plan (the 2014 Plan), which provides for the granting of stock options to employees, directors, and consultants of the Company. The 2018 Omnibus Incentive Plan was adopted upon our IPO and replaced the 2014 Stock Option Plan for future grants. As of December 31, 2022 and 2021, there were no stock options available for grant under the 2014 Plan.
    2018 Omnibus Incentive Plan
On October 18, 2018, the Company adopted the 2018 Omnibus Incentive Plan (the 2018 Plan), under which the Company may grant cash and equity incentive awards to eligible service providers to attract, motivate and retain the talent for which it competes. The 2018 Plan provides for awards based on shares of the Company’s common stock. Subject to adjustment by the Company’s board of directors, the total number of shares authorized to be awarded under the 2018 Plan may not exceed 7,088,581. As of December 31, 2022 and 2021, there were 2,694,622 and 950,354 shares available for grant under the 2018 Plan, respectively.
The Company had shares of common stock reserved for future issuance as follows at:

	December 31,
	2022	2021
Options outstanding under the 2014 Plan	184,104	277,505
Options and restricted stock units outstanding under the 2018 Plan	1,045,924	1,400,851
Options and restricted stock-based awards remaining under the 2018 Plan for future issuance	2,694,622	950,354
	3,924,650	2,628,710
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

The option awards issued under the 2014 and 2018 Plans were measured based on fair value. The Company’s fair value calculations were made using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2022	2021	2020
Expected term (in years)	—	5.46 - 6.00	6.05
Stock volatility	—	63.49%	72.01%
Risk-free interest rate	—	0.53% - 1.16%	1.37%
Dividend rate	—	—	—
The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were no stock option grants for the year ended December 31, 2022. The weighted-average grant date fair value of options granted was $32.93 and $18.56 for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2022 and 2021, there was $1.8 million and $6.7 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.0 year and 1.6 years, respectively.

The following table summarizes stock option activity under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,847,101	$13.22
Options granted	5,000	29.03
Options exercised	(767,792)	5.05	$25,066	(1)
Options forfeited	(129,066)	20.20
Outstanding at December 31, 2020	1,955,243	16.01
Options granted	46,000	58.07
Options exercised	(522,495)	12.60	$24,455	(1)
Options forfeited	(50,856)	29.64
Outstanding at December 31, 2021	1,427,892	18.13
Options exercised	(364,352)	15.54	$18,251	(1)
Options forfeited	(16,930)	31.80
Outstanding at December 31, 2022	1,046,610	$18.81	$45,762	(2)
Options exercisable at December 31, 2022	927,595	$17.68	$41,604	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of 2022 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2022. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable is 6.1 years and 6.9 years at December 31, 2022 and 2021, respectively.
Restricted Shares Awards Activity
As of December 31, 2022 and 2021, there was $54.0 million and $42.5 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 2.3 years and 3.0 years, respectively.

The following table summarizes restricted shares awards activity:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2019	586,166	$23.59
Restricted shares awards granted	502,500	37.68
Restricted shares awards vested	(174,890)	23.29
Restricted shares awards forfeited	(96,593)	28.83
Outstanding at December 31, 2020	817,183	31.70
Restricted shares awards granted	638,936	57.90
Restricted shares awards vested	(235,560)	31.19
Restricted shares awards forfeited	(118,525)	40.33
Outstanding at December 31, 2021	1,102,034	46.07
Restricted shares awards granted	683,354	56.69
Restricted shares awards vested	(351,946)	42.15
Restricted shares awards forfeited	(112,576)	50.50
Outstanding at December 31, 2022	1,320,866	$52.23
Restricted Stock Units Activity
As of December 31, 2022 and 2021, there was $1.3 million and $1.9 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.8 years and 0.9 years, respectively.
The following table summarizes restricted stock units activity:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2019	248,104	$21.48
Restricted stock units granted	8,000	29.03
Restricted stock units vested	(46,336)	14.19
Restricted stock units forfeited	(2,667)	14.19
Outstanding at December 31, 2020	207,101	23.49
Restricted stock units granted	212,417	43.62
Restricted stock units vested	(169,054)	19.89
Outstanding at December 31, 2021	250,464	42.99
Restricted stock units granted	201,884	38.75
Restricted stock units vested	(268,930)	35.88
Outstanding at December 31, 2022	183,418	$48.74

Note 7. Income Taxes
The components of net (loss) income before income tax expense were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$(24,466)	$(56,105)	$(54,994)
Foreign	(37,850)	(23,180)	80
Total	$(62,316)	$(79,285)	$(54,914)
The components of the income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	76	211	1
Foreign	174	26	—
Total current income tax expense	$250	$237	$1
Deferred:
Federal	$—	$(422)	$—
State	—	(117)	—
Foreign	(2,868)	1,084	—
Total deferred income tax (benefit) expense	$(2,868)	$545	$—
Total	$(2,618)	$782	$1
The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	1.0%	3.8%	7.0%
Excess tax benefits related to stock-based compensation	8.3%	9.4%	10.3%
Non-deductible stock-based compensation	(1.7)%	(1.4)%	—%
Tax rate change	1.0%	(5.2)%	—%
Net operating loss adjustments	—%	(7.9)%	—%
Section 382 limitation	—%	—%	—%
R&D tax credit, net of reserve	4.1%	6.1%	(4.5)%
Change in valuation allowance	(19.6)%	(24.5)%	(36.8)%
Change in fair value of contingent consideration	(7.3)%	—%	—%
Other	(2.6)%	(2.3)%	3.0%
Effective tax rate	4.2%	(1.0)%	—%

Our effective tax rate was 4.2% for the year ended December 31, 2022, compared to an effective tax rate of (1.0)% for the year ended December 31, 2021 and 0.0% for the year ended December 31, 2020. The effective tax rates for the periods presented are primarily comprised of U.S. and foreign statutory taxes, excess tax benefits related to stock-based compensation, change in foreign statutory income tax rates, change in fair value of the contingent consideration, and a change in valuation allowance. The difference in the effective tax rate of 4.2% for the year ended December 31, 2022 as compared to the effective tax rate of (1.0)% for the year ended December 31, 2021 was primarily due to higher net operating loss adjustments and change in valuation allowance during the year ended December 31, 2021.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands) as of:

	December 31,
	2022	2021
Deferred Tax Assets:
Stock-based compensation	$4,855	$5,367
Depreciation and amortization	(196)	7
Lease liabilities	2,169	895
Net operating loss carryforwards	76,013	74,744
Research and development credit carryforwards	7,332	4,865
Interest expense limitation carryforwards	5,457	2,518
Other	10,209	2,895
Total deferred tax assets	105,839	91,291
Less: valuation allowance	(96,751)	(85,061)
Total net deferred tax assets	$9,088	$6,230

Deferred Tax Liabilities:
ROU assets	$(1,464)	$—
Intangibles	(24,036)	(25,447)
Total deferred tax liabilities	$(25,500)	$(25,447)

Net deferred tax liabilities	$(16,412)	$(19,217)
At December 31, 2022, the Company had U.S. federal and foreign net operating loss (NOL) carryforwards of approximately $270.3 million and $9.6 million, respectively. Of the U.S. federal NOLs, $51.5 million will expire between 2033 and 2037 and the remainder will carryover indefinitely. The Company had U.S. state NOLs of $254.6 million, which will expire between 2033 and 2042. Under California Assembly Bill 85, effective June 29, 2020, net operating loss deductions were suspended for tax years beginning in 2020, 2021, and 2022 and the carry forward periods of any net operating losses not utilized due to such suspension were extended. The foreign net operating loss carryforwards have an indefinite carryforward period.
The Company accounts for income taxes according to ASC 740, “Income Taxes.” The Company periodically evaluates whether a portion or all of its deferred tax assets will be recovered. The Company records a valuation allowance against deferred tax assets if and to the extent it is more likely than not that they will not be recovered. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and the market environment, with each consideration weighted based on its reliability. The Company continues to maintain a full valuation allowance against its otherwise recognizable U.S. deferred income tax assets as of December 31, 2022 and 2021. The Company has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that the deferred income tax assets will not be realized. The valuation allowance increased by $11.7 million for the year ended December 31, 2022, from $85.1 million to $96.8 million. This increase in the valuation allowance during the year ended December 31, 2022, was largely attributable to losses incurred in the U.S. jurisdiction. The Company’s NOL carryforwards were generated from domestic and foreign operations.
Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), use of the Company’s NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling three-year period. The Company performed an analysis of changes in ownership for purposes of these Internal Revenue Code sections. Based on the study performed in 2020, the Company determined that an ownership change occurred in 2014, 2018 and 2019. The total reduction to the net operating loss carryforwards and R&D credit was $12.2 million and $1.5 million, respectively. Based on the studies performed in 2022 and 2021, the Company determined that an ownership change did not occur in 2022 and 2021. The total reduction of the net operating loss carryforwards was offset by valuation allowance, and there was no impact to tax expense related to the limitation. Future ownership changes could impact the Company’s ability to utilize NOL carryforwards.
The Company applies the provisions of FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes.” ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on a tax return. The Company has identified unrecognized tax benefits or uncertain tax positions. There has been a liability on uncertain tax positions recorded on the financial statements as of December 31, 2022. The Company does not expect that its assessment regarding unrecognized tax benefits and uncertain tax positions will materially change over the following 12 months.
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2020	$2,491
Additions based on tax positions related to the current year	528
Additions from business combination	1,782
Deductions for tax positions taken in prior years	(1,397)
Balance at December 31, 2021	3,404
Additions based on tax positions related to the current year	574
Deductions for tax positions taken due to settlement	(1,603)
Balance at December 31, 2022	$2,375
As of December 31, 2022, the total unrecognized tax benefits was $2.4 million, of which, if recognized, $0.1 million would affect the annual effective tax rate. Due to the conclusion of foreign statutory audits, there was a release of uncertain tax positions. There were no interest or penalties to be recognized for the tax years ended December 31, 2022 and 2020. As of December 31, 2021, the Company has accumulated $0.4 million in both interest and penalties associated with uncertain tax positions.
The Company has net operating loss and research and development credit carryforwards which may be subject to examination by taxing authorities. As of December 31, 2022, tax years beginning with the year ended December 31, 2018 remain subject to examination by the Internal Revenue Service and certain U.S. state jurisdictions. As of December 31, 2022, tax years beginning with the years ended December 31, 2016, December 31, 2018, and December 31, 2018 remain subject to examination by the German, French, and the U.K. tax authorities, respectively. The Company is not currently under audit by any taxing authority.
Note 8. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the years ended December 31, 2022, 2021, and 2020, the Company contributions to the plan amounted to $2.1 million, $1.9 million, and $1.6 million, respectively.
Note 9. Acquisition
On February 25, 2021, the Company acquired all issued and outstanding shares of Contura Limited (Contura) through a Share Purchase Agreement. As a result of the acquisition, the Company acquired a 100% equity interest in Contura.
The Company accounted for the acquisition as a business combination pursuant to ASC 805, “Business Combinations”. In accordance with ASC 805, fair values are assigned to tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for the acquisition.
The purchase price consideration for the acquisition totaled $204.7 million, of which $141.4 million was in the form of cash and $55.7 million was in the form of 1,096,583 shares of the Company’s common stock. Additionally, a payment of $35 million may be paid to Contura if the Company is able to generate $50 million in Bulkamid sales within a 12-month period before December 31, 2024. As the additional payment is contingent on future sales, an estimate of fair value was initially assessed to be $7.6 million which was considered part of the purchase price consideration and was recorded as other long-term liabilities in the consolidated balance sheet. The cash consideration paid for the acquisition was funded by existing cash on hand.
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
Intangible assets will be amortized based on their useful life. $8.4 million and $6.5 million in amortization expense relating to these intangible assets was recognized during the years ended December 31, 2022 and 2021, respectively, in the consolidated statements of comprehensive loss. The unamortized balance as of December 31, 2022 and 2021 was $84.5 million and $103.7 million, respectively. The total weighted-average original amortization period for the acquired finite-lived intangible assets is 12 years.
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
Deferred tax liabilities
The Company determined the fair value of the deferred tax liabilities related to the acquisition to be $19.3 million.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses in internal control over financial reporting, as described below.
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
Management has conducted, with the participation of our Principal Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2022. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to material weaknesses in our internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2022 determined that the following material weaknesses exist:
•We did not maintain appropriately designed controls relating to the determination of the fair value of contingent consideration liability related to business combination.
•We did not maintain appropriately designed information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting process. Additionally, certain manual controls that are dependent upon the information derived from the information technology systems are also determined to be ineffective.
These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2022.
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
BDO USA, LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this annual report, has expressed an adverse opinion on the operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. BDO USA, LLP’s report appears below.
Remediation Plan
We have identified steps as further described below, to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Our remediation process includes, but is not limited to:
•Conducting a comprehensive review and assessment of internal controls over financial reporting to include the design of general information technology controls in the area of user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties for systems supporting the Company’s internal controls processes and financial reporting;
•Designing and implementing controls that address the completeness and accuracy of underlying data used in the performance of certain manual controls over accounting transactions;
•Enhancing the design of controls, including the precision of the management review controls relating to key methodologies, assumptions and inputs used in the determination of the fair value of contingent consideration liability;
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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Axonics, Inc.
Irvine, California

Opinion on Internal Control over Financial Reporting
We have audited Axonics, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and implement controls over (i) the determination of the fair value of contingent consideration liability in a business combination and (ii) the design of information technology general controls related to user access and segregation of duties and certain manual controls that are dependent upon the information derived from such information technology systems have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023 on those consolidated financial statements.
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
March 1, 2023

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.
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

3.    Exhibits:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (X)
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38721	3.1	11/5/2018
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed April 1, 2021.	8-K	001-38721	3.1	4/1/2021
3.3	Amended and Restated Bylaws.	8-K	001-38721	3.2	11/5/2018
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1	333-227732	4.1	10/5/2018
4.2	Description of Securities.	10-K	001-38721	4.4	3/1/2021
10.1+	2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.8	10/22/2018
10.2+	Form of Option Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.9	10/22/2018
10.3+	Form of Restricted Shares Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.10	10/22/2018
10.4+	Form of RSU Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.11	10/22/2018
10.5	Loan and Security Agreement, dated February 6, 2018, by and between Silicon Valley Bank.	S-1	333-227732	10.16	10/5/2018
10.6	Amendment to Loan and Security Agreement, dated October 22, 2018, by and between Silicon Valley Bank and the Registrant.	S-1/A	333-227732	10.31	10/22/2018
10.7	Second Amendment to Loan and Security Agreement, dated as of December 30, 2019, by and between Axonics Modulation Technologies, Inc. and Silicon Valley Bank.	8-K	001-38721	1.1	1/2/2020
10.8	Loan and Security Agreement, dated as of February 25, 2021, by and among Silicon Valley Bank and Axonics, Inc.	10-Q	001-38721	10.3	5/7/2021
10.9	Lease, dated November 30, 2017, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.13	10/5/2018
10.10	First Amendment to Lease, dated April 12, 2018, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.14	10/5/2018

10.11	Second Amendment to Lease, dated July 11, 2018, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.15	10/5/2018
10.12	Third Amendment to Lease, dated June 28, 2019, by and between The Irvine Company LLC and Axonics Modulation Technologies, Inc.	8-K	001-38721	10.1	7/12/2019
10.13+	Executive Employment Agreement, dated June 5, 2019, by and between Raymond W. Cohen and the Registrant.	10-Q	001-38721	10.2	8/5/2019
10.14+	Executive Employment Agreement, dated June 5, 2019, by and between Dan L. Dearen and the Registrant.	10-Q	001-38721	10.3	8/5/2019
10.15+	Executive Employment Agreement, dated June 5, 2019, by and between Rinda Sama and the Registrant.	10-Q	001-38721	10.4	8/5/2019
10.16+	Amended and Restated Executive Employment Agreement, dated June 6, 2019, by and between John Woock, Ph.D. and the Registrant					X
10.17+	Amended and Restated Executive Employment Agreement, dated June 5, 2019, by and between Alfred Ford Jr. and the Registrant					X
10.18	License Agreement, dated October 1, 2013, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.1	10/5/2018
10.19	First Amendment to License Agreement, dated February 19, 2014, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.2	10/5/2018
10.20	Second Amendment to License Agreement, dated February 25, 2014, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.3	10/5/2018
10.21	Side Letter, dated October 1, 2013, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.4	10/5/2018
10.22*	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-227732	10.12	10/22/2018

10.23*	Agreement, dated February 25, 2021, by and among Axonics, Inc., Axonics Modulation Technologies, U.K. Limited and Contura Holdings.	10-Q	001-38721	10.1	5/7/2021
10.24	Exclusive Manufacturing and Supply Agreement, dated February 25, 2021, by and between Contura International A/S and Contura Limited.	10-Q	001-38721	10.2	5/7/2021
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see page 117)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS**	XBRL Instance Document.					X
101.SCH**	XBRL Taxonomy Extension Schema Document.					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+	Indicates management contract or compensatory plan.
#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
*	Portions of this exhibit have been omitted as the Company has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed.
**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary.
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXONICS, INC.
Date: March 1, 2023	By:	/s/ Raymond W. Cohen
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

Date: March 1, 2023	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 1, 2023	By:	/s/ Dan L. Dearen
Dan L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 1, 2023	By:	/s/ Michael H. Carrel
Michael H. Carrel
Chairman of the Board and Director

Date: March 1, 2023	By:	/s/ Jane E. Kiernan
Jane E. Kiernan
Director

Date: March 1, 2023	By:	/s/ Robert E. McNamara
Robert E. McNamara
Director

Date: March 1, 2023	By:	/s/ Nancy Snyderman, M.D., FACS
Nancy Snyderman, M.D., FACS
Director

Date: March 1, 2023	By:	/s/ David M. Demski
David M. Demski
Director

Date: March 1, 2023	By:	/s/ Esteban López
Esteban López, M.D.
Director