Form 10-Q
period 2023-03-31
Axonics, Inc.
filed 2023-05-02
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 27, 2023, 50,383,730 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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
This Quarterly Report on Form 10-Q includes our trademarks and trade names, including, without limitation, Axonics R20™, Axonics F15™ and Bulkamid®, which are our property and are protected under applicable intellectual property laws. This Quarterly Report on Form 10-Q also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Part I—Financial Information
Item 1.    Condensed Consolidated Financial Statements (unaudited)
Axonics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$240,105	$238,846
Short-term investments	116,957	118,365
Accounts receivable, net of allowance for credit losses of $322 and $321 at March 31, 2023 and December 31, 2022, respectively	40,200	44,817
Inventory, net	66,067	55,765
Prepaid expenses and other current assets	6,342	7,282
Total current assets	469,671	465,075
Property and equipment, net	7,017	6,798
Intangible assets, net	85,888	86,253
Other assets	6,534	6,813
Goodwill	96,581	94,414
Total assets	$665,691	$659,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,737	$9,070
Accrued liabilities	6,640	6,520
Accrued compensation and benefits	8,836	15,495
Operating lease liability, current portion	1,557	1,562
Other current liabilities	34,400	32,600
Total current liabilities	66,170	65,247
Operating lease liability, net of current portion	7,178	7,555
Deferred tax liabilities, net	15,737	16,412
Total liabilities	89,085	89,214
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001, 75,000,000 shares authorized at March 31, 2023 and December 31, 2022; 50,110,667 and 49,546,727 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	982,189	969,545
Accumulated deficit	(383,512)	(374,264)
Accumulated other comprehensive loss	(22,076)	(25,147)
Total stockholders’ equity	576,606	570,139
Total liabilities and stockholders’ equity	$665,691	$659,353
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue	$70,650	$48,420
Cost of goods sold	18,150	15,178
Gross profit	52,500	33,242
Operating expenses
Research and development	8,056	11,236
General and administrative	12,168	10,013
Sales and marketing	42,654	33,063
Amortization of intangible assets	2,222	2,463
Acquisition-related costs	1,766	—
Total operating expenses	66,866	56,775
Loss from operations	(14,366)	(23,533)
Other income (expense)
Interest and other income	3,628	43
Interest and other expense	683	(289)
Other income (expense), net	4,311	(246)
Loss before income tax benefit	(10,055)	(23,779)
Income tax benefit	(807)	(1,111)
Net loss	(9,248)	(22,668)
Foreign currency translation adjustment	3,071	(4,920)
Comprehensive loss	$(6,177)	$(27,588)

Net loss per share, basic and diluted (see Note 1)	$(0.19)	$(0.50)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	48,579,084	45,139,038
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2022	49,546,727	$5	$969,545	$(374,264)	$(25,147)	$570,139
Issuance of common stock for employee stock option exercises for cash	116,452	—	1,930	—	—	1,930
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	247,770	—	7,295	—	—	7,295
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	199,718	—	3,419	—	—	3,419
Foreign currency translation adjustment	—	—	—	—	3,071	3,071
Net loss	—	—	—	(9,248)	—	(9,248)
Balance at March 31, 2023	50,110,667	5	982,189	(383,512)	(22,076)	576,606

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2021	46,330,167	$5	$803,559	$(314,566)	$(6,560)	$482,438
Issuance of common stock for employee stock option exercises for cash	91,286	—	1,444	—	—	1,444
RSA issuances and forfeitures for terminations, net and stock-based compensation	312,479	—	5,633	—	—	5,633
Issuance of common stock for vesting of RSU and stock-based compensation	268,930	—	1,505	—	—	1,505
Foreign currency translation adjustment	—	—	—	—	(4,920)	(4,920)
Net loss	—	—	—	(22,668)	—	(22,668)
Balance at March 31, 2022	47,002,862	5	812,141	(337,234)	(11,480)	463,432
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(9,248)	$(22,668)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,813	3,029
Stock-based compensation	10,714	7,138
Provision for (reversal of) allowance of credit losses	1	(39)
Change in fair value of contingent consideration	1,800	—
Deferred income taxes and other items, net	(1,184)	(1,210)
Changes in operating assets and liabilities
Accounts receivable	4,670	1,595
Inventory	(10,120)	3,015
Prepaid expenses and other current assets	850	1,474
Other assets	(134)	(25)
Accounts payable	5,593	2,529
Accrued liabilities	118	900
Accrued compensation and benefits	(6,663)	(4,925)
Lease liability	9	20
Net cash used in operating activities	(781)	(9,167)
Cash Flows from Investing Activities
Purchases of property and equipment	(794)	(291)
Purchases of short-term investments	(52,309)	—
Proceeds from sales and maturities of short-term investments	53,797	—
Net cash provided by (used in) investing activities	694	(291)
Cash Flows from Financing Activities
Proceeds from exercise of stock options	1,930	1,444
Net cash provided by financing activities	1,930	1,444
Effect of exchange rate changes on cash and cash equivalents	(584)	316
Net increase (decrease) in cash and cash equivalents	1,259	(7,698)
Cash and cash equivalents, beginning of year	238,846	220,878
Cash and cash equivalents, end of period	$240,105	$213,180
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$1
Cash paid for taxes	$—	$—
Noncash Investing and Financing Activities
Property and equipment acquired but not yet paid	$16	$267
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
The unaudited interim condensed consolidated financial statements and related footnote disclosures as of and for the three months ended March 31, 2023 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2023 in accordance with United States generally accepted accounting principles (GAAP), however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed with the SEC on March 1, 2023).
Liquidity
The Company only began full-scale commercialization of the r-SNM System in late 2019. The Company has expended significant resources on research and development activities, growing its operations organization and building and training its sales organization.
The Company incurred net losses of $9.2 million and $22.7 million for the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of $383.5 million as of March 31, 2023 compared to $374.3 million at December 31, 2022. The Company expects to continue to spend a significant amount of its existing resources on sales and marketing activities as the Company continues to invest in commercializing and marketing its products in the United States and internationally.
As of March 31, 2023, the Company had cash, cash equivalents, and short-term investments of $357.1 million compared to $357.2 million at December 31, 2022. The Company expects that its cash, cash equivalents, and short-term investments on hand will be sufficient to fund its operations through at least the next 12 months. The Company funds its operations through a combination of proceeds from public offerings of its common stock and cash receipts from sales of its products. As of March 31, 2023, the Company had no outstanding borrowings.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of this evaluation then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property and equipment and intangible assets, the valuation of deferred income tax assets and liabilities, the valuation of contingent consideration liability, the valuation of stock-based compensation, the product returns reserve, the inventory obsolescence reserve and accounts receivable allowance for credit losses.
Revenue Recognition
Revenue recognized during the three months ended March 31, 2023 and 2022 relates entirely to the sale of the Company’s products to its customers and distributors.
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
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.2 million and $0.2 million at March 31, 2023 and December 31, 2022, respectively, and is recorded as a reduction of gross revenue in its unaudited condensed consolidated statements of comprehensive loss. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three months ended March 31, 2023 and 2022, the replacement costs were minimal and $0.1 million, respectively. The replacement costs are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to sales and marketing expense. The warranty liability as of March 31, 2023 and December 31, 2022 was $0.1 million and $0.1 million, respectively.
Shipping and handling costs incurred for the delivery of goods to customers and distributors are included in cost of goods sold. Amounts billed to customers and distributors for shipping and handling are included in net revenue.
The following table provides additional information pertaining to net revenue disaggregated by product and geographic market for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
SNM net revenue
United States	$53,853	$37,715
International markets	1,305	1,355
	$55,158	$39,070
Bulkamid net revenue
United States	$11,613	$6,569
International markets	3,879	2,781
	$15,492	$9,350
Total net revenue	$70,650	$48,420
Allowance for Credit Losses
The Company makes estimates of the collectability of accounts receivable in accordance with Accounting Standards Update (ASU) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Company’s estimate of future credit losses is made by management based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and reasonable forecasted economic trends. Despite the Company’s efforts to minimize credit risk exposure, customers could be adversely affected if future economic and industry trends change in such a manner as to negatively impact their cash flows. As a result, the Company’s future collection experience can differ significantly from historical collection trends. If the Company’s customers experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.

The following table summarizes the changes in our allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$321	$355
Write-offs	—	—
Bad debt expense (recoveries)	1	(39)
Balance at end of period	$322	$316
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments purchased with a maturity of three months or less. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. At times, the cash and cash equivalent balances may exceed federally insured limits. The Company does not believe that this results in any significant credit risk as the Company’s policy is to place its cash and cash equivalents in highly-rated financial institutions. The Company also holds cash in foreign banks that are not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.
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
Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration is estimated using a binary option-based approach with assumptions the Company believes would be made by a market participant. Significant inputs include projected revenues, discount rates, volatility factors and risk-free rates. The Company assesses these assumptions on an ongoing basis as additional data impacting the assumptions is obtained and any change in fair value of the contingent consideration is recorded within acquisition-related costs in the consolidated statements of comprehensive loss. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the projected revenues would result in a directionally similar change to the overall estimate of the contingent consideration. At March 31, 2023, the Milestone has been met. The fair value of contingent consideration of $34.4 million and $32.6 million at March 31, 2023 and December 31, 2022, respectively, is reflected in other current liabilities in the Company’s unaudited condensed consolidated balance sheets.
The following table summarizes the changes in the fair value of recurring Level 3 fair value measurements during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Liabilities
Contingent consideration:
Balance at beginning of period	$32,600	$10,370
Change in fair value included in earnings	1,800	—
Balance at end of period	$34,400	$10,370
There were no transfers between Levels 1, 2 or 3 for the periods presented.
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the balance sheet date are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income (loss) within the unaudited condensed consolidated statements of comprehensive loss. There were no unrealized gains or losses during the three months ended March 31, 2023 and 2022.
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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$50,693	$—	$50,693
Corporate notes	—	4,181	—	4,181
U.S. government and agency securities	114,683	—	—	114,683
	$114,683	$54,874	$—	$169,557
_____________________________________________
(1)    As of March 31, 2023, commercial paper investments of $14.9 million and U.S. government and agency securities of $37.7 million are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase on the unaudited condensed consolidated balance sheets.

	Fair Value Measurements at December 31, 2022
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$175,548	$—	$175,548
Corporate notes	—	4,675	—	4,675
U.S. government and agency securities	75,212	—	—	75,212
	$75,212	$180,223	$—	$255,435
_____________________________________________
(1)    As of December 31, 2022, commercial paper investments of $131.1 million, U.S. government and agency securities of $4.0 million, and corporate notes of $2.0 million are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase on the unaudited condensed consolidated balance sheets.

The Company holds investments in marketable debt securities that are classified and accounted for as cash equivalents or available-for-sale and are remeasured on a recurring basis. All of the Company’s available-for-sale debt securities are classified on the unaudited condensed consolidated balance sheets as cash equivalents or short-term investments. The following table summarizes the Company’s cash equivalents and investments in available-for-sale debt securities by significant investment category as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$14,943	$—	$—	$14,943
Corporate notes	—	—	—	—
U.S. government and agency securities	37,657	—	—	37,657
Total cash equivalents	$52,600	$—	$—	$52,600
Short-term investments:
Commercial paper	$35,750	$—	$—	$35,750
Corporate notes	4,182	2	(3)	4,181
U.S. government and agency securities	77,055	20	(49)	77,026
Total short-term investments	$116,987	$22	$(52)	$116,957

Total	$169,587	$22	$(52)	$169,557

	December 31, 2022
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$131,075	$—	$—	$131,075
Corporate notes	2,013	—	—	2,013
U.S. government and agency securities	3,982	—	—	3,982
Total cash equivalents	$137,070	$—	$—	$137,070
Short-term investments:
Commercial paper	$44,473	$—	$—	$44,473
Corporate notes	2,664	—	(2)	2,662
U.S. government and agency securities	71,342	6	(118)	71,230
Total short-term investments	$118,479	$6	$(120)	$118,365

Total	$255,549	$6	$(120)	$255,435

Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive gain or loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of March 31, 2023 and December 31, 2022, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss. Accumulated other comprehensive loss consists entirely of losses or gains from translation of foreign subsidiaries at March 31, 2023 and December 31, 2022.
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
The Company analyzes inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its net realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of the Company’s SNM systems is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to the Company’s inventory values. The Company also applies judgment related to the results of quality tests that are performed throughout the production process, as well as the understanding of regulatory guidelines, to determine if it is probable that inventory will be saleable. These quality tests are performed throughout the pre- and post-production processes, and the Company continually gathers information regarding product quality for periods after the manufacturing date. The Company’s products currently have a maximum estimated shelf life range of 12 to 36 months and based on sales forecasts, the Company expects to realize the carrying value of the product inventory. In the future, reduced demand, quality issues, or excess supply beyond those anticipated by management may result in a material adjustment to inventory levels, which would be recorded as an increase to cost of sales.
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
As of March 31, 2023, the Company had $35.4 million, $7.4 million and $23.3 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.4 million. As of December 31, 2022, the Company had $30.4 million, $5.7 million and $19.7 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.5 million.

Customer and Vendor Concentration
As of March 31, 2023 and December 31, 2022, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of March 31, 2023 and December 31, 2022, there were two vendors and one vendor, respectively, who accounted for over 10% of the Company’s consolidated accounts payable. During the three months ended March 31, 2023 and 2022, there were no customers who accounted for over 10% of the Company’s consolidated net revenue. During the three months ended March 31, 2023 and 2022, there were three vendors and three vendors, respectively, who accounted for over 10% of the Company’s inventory-related purchases.
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
Goodwill
Goodwill represents the excess purchase price over the fair values of both tangible and intangible assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs an annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair value of its reporting unit using a combination of the discounted cash flow and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. During the three months ended March 31, 2023, the Company did not record any impairment charges related to goodwill.
Intangible Assets
Patent license asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the initial public offering, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. The asset has been fully amortized as of March 31, 2023. For additional information, see Note 7.

Exclusive license asset
The intangible asset represents exclusive rights to existing technologies and development services from Micro Systems Engineering, Inc. pursuant to an agreement entered into on March 2, 2021. The rights and services were provided in exchange for 65,594 shares of common stock, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the unaudited condensed consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. The Company recorded expense for the amortization of the exclusive license asset of $0.2 million during the three months ended March 31, 2023 and 2022. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 7.
Contura acquisition
The intangible assets represent technology, trade names and trademarks, and customer relationships acquired from Contura on February 25, 2021. The trade names and trademarks have an indefinite life. The straight-line method over the period of estimated benefit is used to amortize technology. Accounting Standards Codification (ASC) 350-30-35-3 states that customer relationships generally dissipate at a more rapid rate in the earlier periods following a company’s succession to these relationships, with the rate of attrition declining over time. As such, the accelerated method is used to amortize customer relationships. The Company recorded expense for the amortization of Contura acquisition intangible assets of $2.1 million and $2.2 million during the three months ended March 31, 2023 and 2022, respectively. The Company reviewed the intangible assets for impairment for this asset group during the three months ended March 31, 2023. As Bulkamid SARL ceased sales operations and did not recognize revenue during the year ended December 31, 2022, and does not expect to recognize revenue in future periods, the Company wrote off the customer relationships intangible asset of $0.3 million related to this entity during the year ended December 31, 2022. The impairment expense is recorded within the general and administrative expenses in its unaudited condensed consolidated statements of comprehensive loss. For additional information, see Note 7.
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
Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. There have been no impairments to indefinite-lived intangible assets during the three months ended March 31, 2023.
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
Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate for a fully collateralized amortizing loan with the same maturity as the lease term in similar economic environment, based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Research and Development
Research and development costs are charged to operations as incurred. Research and development costs include salary and personnel-related costs, costs of clinical studies and testing, royalty expense, supplies and materials, and outside consultant costs.
Advertising Expense
The Company expenses advertising costs as they are incurred. During the three months ended March 31, 2023 and 2022, advertising expense totaled $4.3 million and $3.2 million, respectively, and are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.
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
For the three months ended March 31, 2023 and 2022, there were 2,163,018 and 2,416,373 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
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
Note 2. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands) at:

	March 31,	December 31,
	2023	2022
Equipment	$2,772	$2,645
Computer hardware and software	3,282	3,282
Tools and molds	1,980	1,735
Leasehold improvements	4,449	4,449
Furniture and fixtures	1,810	1,810
Construction in progress	845	413
	15,138	14,334
Less: accumulated depreciation and amortization	(8,121)	(7,536)
	$7,017	$6,798

Depreciation and amortization expense of property and equipment was $0.6 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.
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
During the three months ended March 31, 2023 and 2022, there were no ROU assets obtained in exchange for new operating lease liabilities. As of March 31, 2023 and December 31, 2022, the ROU assets had a balance of $5.9 million and $6.2 million, respectively. The operating lease ROU assets are included within the Company’s non-current other assets, and lease liabilities are included in current or noncurrent liabilities in the Company’s unaudited condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2022, cash paid for amounts included in operating lease liabilities was $0.5 million and $0.5 million, respectively. Amortization of the ROU assets was $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease term for the Company’s operating leases was 4.7 years and 4.9 years, respectively. The weighted-average incremental borrowing rate for a collateralized asset of the same remaining term used to determine the present value of the Company’s operating leases’ future payments was 7.1% and 7.1%, respectively.
Total lease costs for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost
Operating lease cost	$542	$524
Short-term lease cost	23	21
Variable lease cost	40	35
Total lease cost	$605	$580
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF, a Company stockholder, licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year after 2018, subject to a maximum amount of $200,000 per year. The Company recorded related royalties of $0.3 million and $1.6 million during the three months ended March 31, 2023 and 2022, respectively. Royalty expense is included in operating expenses in the unaudited condensed consolidated statements of comprehensive loss. Accrued royalties of $0.3 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively, are included within accrued liabilities in the Company’s unaudited condensed consolidated balance sheets. Royalty expense is declining because the Company’s F15 recharge-free SNM device is not covered by any AMF patents licensed to the Company and is therefore not an AMF Licensed Product that requires the payment of a royalty to AMF.
Legal Matters
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against the Company in the U.S. District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. The Company refers to this matter as the Medtronic Litigation. The complaint asserts that the Company’s rechargeable SNM system infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that the Company has infringed and is infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing the Company from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The Company believes the allegations are without merit and is vigorously defending itself against them. The Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences. The Company is currently engaged in discovery in the Medtronic Litigation. A jury trial is scheduled in the Medtronic Litigation for August 2023.
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
Note 4. Stock-Based Compensation
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,204	$1,510
General and administrative	2,826	1,937
Sales and marketing	5,684	3,691
	$10,714	$7,138
Stock Option Activity
The option awards issued under the 2014 Stock Option Plan (the 2014 Plan) and the 2018 Omnibus Incentive Plan (the 2018 Plan) were measured based on fair value. The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were no stock option grants for the three months ended March 31, 2023 and 2022.
As of March 31, 2023 and December 31, 2022, there was $1.1 million and $1.8 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 0.9 years and 1.0 year, respectively.

The following table summarizes stock option activity for the three months ended March 31, 2023 under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,046,610	$18.81
Options exercised	(116,452)	16.58	$5,451	(1)
Options forfeited	(261)	27.10
Outstanding at March 31, 2023	929,897	$19.08	$33,127	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of the first quarter of 2023 and the stock option exercise price, multiplied by the number of in-the-money options as of March 31, 2023. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable was 5.9 years and 6.1 years at March 31, 2023 and December 31, 2022, respectively.
Restricted Shares Awards Activity
As of March 31, 2023 and December 31, 2022, there was $61.8 million and $54.0 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 2.3 years and 2.3 years, respectively.
The following table summarizes restricted shares awards activity for the three months ended March 31, 2023:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2022	1,320,866	$52.23
Restricted shares awards granted	278,816	58.33
Restricted shares awards vested	(275,851)	41.61
Restricted shares awards forfeited	(31,046)	56.16
Outstanding at March 31, 2023	1,292,785	$55.72

Restricted Stock Units Activity
As of March 31, 2023 and December 31, 2022, there was $14.9 million and $1.3 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.2 years and 0.8 years, respectively.
The following table summarizes restricted stock units activity for the three months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2022	183,418	$48.74
Restricted stock units granted	286,750	65.44
Restricted stock units vested	(199,718)	49.84
Outstanding at March 31, 2023	270,450	$70.10
Note 5. Income Taxes
The following table presents details of the provision for income taxes and effective tax rates (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Income tax benefit	$(807)	$(1,111)
Effective tax rate	8.02%	4.67%
The Company accounts for income taxes according to ASC 740, “Income Taxes.” The Company periodically evaluates whether a portion or all of its deferred tax assets will be recovered. The Company records a valuation allowance against deferred tax assets if and to the extent it is more likely than not that they will not be recovered. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and the market environment, with each consideration weighted based on its reliability. The Company continues to maintain a full valuation allowance against its otherwise recognizable U.S. net deferred income tax assets as of March 31, 2023 and December 31, 2022.
The effective tax rate differs from the statutory U.S. income tax rate due to differing tax rates imposed on income earned in foreign jurisdictions, losses in foreign jurisdictions, and certain nondeductible expenses. The effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The provision for income taxes for the three months ended March 31, 2023 was primarily the result of losses benefited in certain foreign jurisdictions.
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
Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), use of the Company’s NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling three-year period. The Company performed an analysis of changes in ownership for purposes of these Internal Revenue Code sections. Based on the study performed in 2020, the Company determined that an ownership change occurred in 2014, 2018 and 2019. The total reduction of the net operating loss carryforwards was offset by valuation allowance, and there was no impact to tax expense related to the limitation. Based on the study performed in 2022 and 2021, the Company determined that an ownership change did not occur in 2022 and 2021. Future ownership changes could impact the Company’s ability to utilize NOL carryforwards.
Note 6. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the three months ended March 31, 2023 and 2022, the Company contributions to the plan amounted to $0.6 million and $0.5 million, respectively.
Note 7. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the three months ended March 31, 2023 included the following (in thousands):

December 31, 2022	$94,414
Foreign currency translation adjustment	2,167
March 31, 2023	$96,581

Intangible assets as of March 31, 2023 included the following (in thousands):

		March 31, 2023
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(1,760)	—	—	1,540
Technology	12 years	81,100	(14,147)	—	(7,815)	59,138
Trade names and trademarks	Indefinite	19,700	—	—	(2,001)	17,699
Customer relationships	12 years	11,400	(2,744)	(287)	(858)	7,511
		$116,500	$(19,651)	$(287)	$(10,674)	$85,888
Intangible assets as of December 31, 2022 included the following (in thousands):

		December 31, 2022
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Asset, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(1,540)	—	—	1,760
Technology	12 years	81,100	(12,496)	—	(9,141)	59,463
Trade names and trademarks	Indefinite	19,700	—	—	(2,398)	17,302
Customer relationships	12 years	11,400	(2,393)	(287)	(992)	7,728
		$116,500	$(17,429)	$(287)	$(12,531)	$86,253
Note 8. Subsequent Events
Acquisition of a technology asset from Radian, LLC
In April 2023, the Company acquired a technology asset from Radian, LLC (the Seller), for total consideration of the issuance of 264,783 shares of common stock and a potential future milestone payment of up to $2.5 million. The initial accounting for the asset purchase is incomplete as a result of the timing of the acquisition.
Lease
In April 2023, the Company entered into a Lease, by and between Sand Canyon Business Center I LLC (the Landlord) and the Company (the Lease), to lease certain premises located at 15515-15525 Sand Canyon Avenue, Irvine, California 92618 (the Sand Canyon Premises).
Pursuant to the Lease, the Company leases the Sand Canyon Premises for a 120-month term (the Initial Term) beginning in April 2024. The Company will pay monthly basic rent for the Sand Canyon Premises ranging from $0.3 million to $0.4 million over the Initial Term; provided, that for the first six months after the Commencement Date, the Company will be entitled to abatement of the monthly basic rent, or $0.3 million per month, if the Company is not in default under the Lease. In connection with the Lease, the Company delivered to

Landlord a cash security deposit of $1.6 million. In the event that the Company has positive earnings before interest, taxes and amortization during the twelve-month period preceding the 49th month of the Lease, Landlord will return to the Company $0.4 million of the security deposit in each of the 49th, 50th and 51st months of the Lease in the form of credits against basic rent. Under the Lease, the Company is also required to pay its share of operating expenses for the Sand Canyon Premises, which are currently estimated to be approximately $0.1 million per month.
Under certain circumstances, the Company also has the right to extend the Lease for the Sand Canyon Premises for an additional 60-month term.
Pursuant to the Lease, Landlord agreed to pay for up to $8.5 million of tenant improvements.
In addition, in April 2023, the Company entered into a Third Amendment to Lease (the Third Amendment), by and between the Company and The Irvine Company LLC (Irvine Company), with respect to the Company’s premises at 18 Technology Drive (the 18 Technology Premises). Pursuant to the Third Amendment, the Company and Irvine Company agreed to extend the lease term for the 18 Technology Premises to expire on December 31, 2024.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023.
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
We focus most of our sales and marketing efforts in the United States where reimbursement for SNM therapy is well-established and covered by most major U.S. insurers and Medicare.
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
Our Markets
The market for SNM therapy is large and growing, with approximately 19 million women in the United States having moderate to severe UUI or mixed urinary incontinence (MUI) symptoms, which is urinary incontinence related to both urgency and stress. Before treating patients with a third-line therapy such as SNM, physicians are required to prescribe first- and second-line therapies. First-line therapies include behavioral changes such as diet and exercise, and second-line therapies include drug therapy. We believe the SNM market will continue to expand for the foreseeable future driven by increased awareness and education of SNM therapy, greater expectations for quality of life, and improved patient attitudes toward receiving medical attention. In addition, market growth is anticipated due to continued innovation and the introduction of new efficacious and long-lived products for SNM therapy. We believe that this represents a compelling opportunity for our SNM systems to capture market share and grow the market for SNM therapy.
The market for SUI therapy is highly underpenetrated, with approximately 22 million women in the United States having moderate to severe SUI or MUI symptoms. The first-line treatment options for SUI begin with lifestyle changes and continence pessaries. SUI lacks pharmacologic treatments, with patients next advancing to urethral bulking agents, pelvic floor sling surgery or colposuspension. We estimate that less than half of these women have sought medical treatment, most of whom were offered conservative therapy or opted for no treatment due to a lack of non-invasive treatment options with high efficacy.
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
Prior to obtaining our initial FDA approval, we devoted substantially all of our resources to research and development activities related to our rechargeable SNM system, including clinical and regulatory initiatives to obtain marketing approvals. We spend a significant amount of our resources on sales and marketing activities to commercialize and market our line of SNM systems in the United States.
We incurred net losses of $9.2 million and $22.7 million for the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of $383.5 million as of March 31, 2023 compared to $374.3 million at December 31, 2022. As of March 31, 2023, we had available cash, cash equivalents, and short-term investments of approximately $357.1 million, current liabilities of approximately $66.2 million, and long-term liabilities of approximately $22.9 million.
August 2022 Follow-On Offering
On August 5, 2022, we completed a follow-on offering by issuing 2,012,500 shares of common stock, at an offering price of $63.85 per share. The gross proceeds to us from this follow-on offering were $128.5 million and the net proceeds were approximately $128.3 million, after deducting offering expenses payable by us.

Components of Our Results of Operations
Net Revenue
Revenue during the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
SNM net revenue
United States	$53,853	$37,715
International markets	1,305	1,355
	$55,158	$39,070
Bulkamid net revenue
United States	$11,613	$6,569
International markets	3,879	2,781
	$15,492	$9,350
Total net revenue	$70,650	$48,420
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

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Personnel related	$5,606	$5,137
Clinical development	134	268
Contract R&D and manufacturing	1,727	3,956
Royalty expense	307	1,555
Other R&D expenses	282	320
Total R&D expenses	$8,056	$11,236
General and Administrative Expenses
General and administrative expenses consist primarily of employee compensation, including stock-based compensation, and spending related to finance, information technology, human resource functions, consulting, legal, and professional service fees. Other general and administrative expenses include director and officer insurance premiums, investor relations costs, office-related expenses, facilities and equipment rentals, bad debt expense, travel expenses, and impairment expenses. We expect our general and administrative expenses will significantly increase in absolute dollars as we increase our headcount and expand administrative personnel to support our growth and operations. Additionally, we anticipate increased legal expenses associated with our patent infringement litigation with Medtronic. We expect general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.
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

Results of Operations
The following table shows our results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,		Period to Period Change
	2023	2022
Net revenue	$70,650	$48,420	$22,230
Cost of goods sold	18,150	15,178	2,972
Gross profit	52,500	33,242	19,258
Gross Margin	74.3%	68.7%
Operating expenses
Research and development	8,056	11,236	(3,180)
General and administrative	12,168	10,013	2,155
Sales and marketing	42,654	33,063	9,591
Amortization of intangible assets	2,222	2,463	(241)
Acquisition-related costs	1,766	—	1,766
Total operating expenses	66,866	56,775	10,091
Loss from operations	(14,366)	(23,533)	9,167
Other income (expense)
Interest and other income	3,628	43	3,585
Interest and other expense	683	(289)	972
Other income (expense), net	4,311	(246)	4,557
Loss before income tax benefit	(10,055)	(23,779)	13,724
Income tax benefit	(807)	(1,111)	304
Net loss	(9,248)	(22,668)	13,420
Foreign currency translation adjustment	3,071	(4,920)	7,991
Comprehensive loss	$(6,177)	$(27,588)	$21,411

Comparison of the Three Months Ended March 31, 2023 and 2022
Net Revenue
Net revenue was $70.7 million for the three months ended March 31, 2023, an increase of $22.2 million, or 45.9%, compared to $48.4 million for the three months ended March 31, 2022. Net revenue is primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products as we expanded our customer base in the U.S. and increased sales with our existing customer base. Our expanded product offering of the fourth-generation rechargeable SNM system in January 2023, recharge-free SNM system in March 2022 and the acquisition of the Bulkamid product in February 2021 have also contributed to our expansion of customers and more patients being treated with our existing customers.
Cost of Goods Sold and Gross Margin
We incurred $18.2 million of cost of goods sold for the three months ended March 31, 2023. We incurred $15.2 million of cost of goods sold for the three months ended March 31, 2022. Gross margin was 74.3% in the three months ended March 31, 2023, compared to 68.7% for the three months ended March 31, 2022. The increase in gross margin is primarily due to higher sales volumes and product mix, partially offset by increased inventory production costs related to our recharge-free SNM system following its commercial launch in March 2022.

Research and Development Expenses
Research and development expenses decreased $3.2 million, or 28.3%, to $8.1 million in the three months ended March 31, 2023, compared to $11.2 million in the three months ended March 31, 2022. The decrease in research and development expenses was primarily attributable to a decrease of $2.2 million in contract R&D and manufacturing costs following FDA approvals of the fourth-generation rechargeable SNM system in January 2023 and recharge-free SNM system in March 2022, and a decrease of $1.2 million in royalty expense due to lower net revenue derived from the AMF Licensed Products.
General and Administrative Expenses
General and administrative expenses increased $2.2 million, or 21.5%, to $12.2 million in the three months ended March 31, 2023, compared to $10.0 million in the three months ended March 31, 2022, primarily as a result of an increase of $2.0 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits.
Sales and Marketing Expenses
Sales and marketing expenses increased $9.6 million, or 29.0%, to $42.7 million in the three months ended March 31, 2023, compared to $33.1 million in the three months ended March 31, 2022. The increase in sales and marketing expenses was attributed to an increase of $7.7 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits, an increase of $1.2 million related to facilities equipment, an increase of $1.1 million related to advertising expenses, partially offset by a decrease of $0.5 related to travel and expense fees.
Amortization of Intangible Assets
Amortization of intangible assets was $2.2 million in the three months ended March 31, 2023, compared to $2.5 million in the three months ended March 31, 2022. Amortization of intangible assets consisted primarily of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $1.8 million for the three months ended March 31, 2023 which related to the change in fair value of contingent consideration. There were no acquisition-related costs in the three months ended March 31, 2022.
Other Income (Expense), Net
Other income, net was $4.3 million in the three months ended March 31, 2023 consisting primarily of interest income on cash equivalents and short-term investments. Other expense, net was $0.2 million in the three months ended March 31, 2022 consisting primarily of losses on foreign currency transactions.
Income Tax Benefit
Income tax benefit was $0.8 million for the three months ended March 31, 2023 primarily related to losses in certain foreign jurisdictions. Income tax benefit was $1.1 million for the three months ended March 31, 2022 primarily related to losses in certain foreign jurisdictions.
Liquidity and Capital Resources
We only began full-scale commercialization of our rechargeable SNM system in late 2019. We have expended significant resources on research and development activities, growing our operations organization and building and training our sales organization.
We incurred net losses of $9.2 million and $22.7 million for the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of $383.5 million as of March 31, 2023 compared to $374.3 million at December 31, 2022. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our products in the United States and internationally.
As of March 31, 2023, we had cash, cash equivalents, and short-term investments of $357.1 million compared to $357.2 million at December 31, 2022. We expect that our cash, cash equivalents, and short-term investments on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock and cash receipts from sales of our products. As of March 31, 2023, we had no outstanding borrowings.
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
Contractual Obligations and Cash Requirements
There have been no material changes to our contractual obligations or material cash requirements from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in)
Operating activities	$(781)	$(9,167)
Investing activities	694	(291)
Financing activities	1,930	1,444
Effect of exchange rate changes on cash and cash equivalents	(584)	316
Net increase (decrease) in cash and cash equivalents	$1,259	$(7,698)
Net cash used in operating activities
Net cash used in operating activities was $0.8 million for the three months ended March 31, 2023 and consisted primarily of a net loss of $9.2 million and a decrease from changes in net operating assets of $5.7 million, partially offset by non-cash charges of $14.1 million. Net operating assets consisted primarily of inventory and accounts receivable due to the commercial growth in the United States. Non-cash charges consisted primarily of stock-based compensation.
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
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $0.7 million for the three months ended March 31, 2023 and consisted of sales and maturities of short-term investments, partially offset by purchases of short-term investments and property and equipment.
Net cash used in investing activities was $0.3 million for the three months ended March 31, 2022 and consisted of purchases of property and equipment.

Net cash provided by financing activities
Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2023 and consisted primarily of proceeds from exercise of stock options.
Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2022 and consisted of proceeds from exercise of stock options.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2023.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $357.1 million as of March 31, 2023, which came from public offerings of our common stock and cash receipts from our product sales. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses in internal control over financial reporting, as described below.
Material Weakness in Internal Control Over Financial Reporting
Management’s assessment of our internal control over financial reporting as of December 31, 2022 identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We determined that a material weakness exists relating to the determination of the fair values of identifiable intangible assets and contingent consideration liability related to business combinations. This control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.
In addition, during the three months ended September 30, 2022 management has determined that we have the following additional material weakness in its internal control over financial reporting:
We did not maintain appropriately designed information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process, including certain controls within inventory and revenue. Additionally, certain manual controls within inventory and revenue that are dependent upon the information derived from the information technology systems are also determined to be ineffective.
Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with GAAP.
Remediation Plan
We have identified steps, as further described below, to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Our remediation process includes, but is not limited to:
•Conducting a comprehensive review and assessment of internal controls over financial reporting to include the design of general information technology controls in the area of user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties for systems supporting our internal controls processes and financial reporting, specifically related to revenue and inventory;

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
As we continue to evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weaknesses or modify certain of the remediation procedures described above. We will continue to take steps necessary to remedy the material weaknesses to reinforce the overall design and capability of our control environment.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
There have been no material developments in the litigation matters disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023, during the quarter ended March 31, 2023.
Item 1A. Risk Factors.
You should carefully consider the information described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023. There have been no material changes from the risk factors disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above.
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

AXONICS, INC.
Date: May 2, 2023	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2023	By:	/s/ Dan L. Dearen
Dan L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)