Form 10-Q
period 2023-06-30
Axonics, Inc.
filed 2023-07-31
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 28, 2023, 50,460,801 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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
•changes in macroeconomic and market conditions and volatility, including impacts related to the continued impact of the COVID-19 pandemic, risk of recession, inflation, supply chain constraints or disruptions and rising interest rates;
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
•additions or departures of key personnel; and

•changes in our capital structure, such as future issuances of securities and the incurrence of additional debt.
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

Part I—Financial Information
Item 1.    Condensed Consolidated Financial Statements (unaudited)
Axonics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$145,343	$238,846
Short-term investments	186,173	118,365
Accounts receivable, net of allowance for credit losses of $367 and $321 at June 30, 2023 and December 31, 2022, respectively	47,436	44,817
Inventory, net	70,083	55,765
Prepaid expenses and other current assets	6,361	7,282
Total current assets	455,396	465,075
Property and equipment, net	6,349	6,798
Intangible assets, net	85,543	86,253
Other assets	2,817	6,813
Goodwill	98,880	94,414
Total assets	$648,985	$659,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,185	$9,070
Accrued liabilities	5,571	6,520
Accrued compensation and benefits	12,559	15,495
Operating lease liability, current portion	1,769	1,562
Other current liabilities	—	32,600
Total current liabilities	32,084	65,247
Operating lease liability, net of current portion	1,199	7,555
Deferred tax liabilities, net	15,173	16,412
Total liabilities	48,456	89,214
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001, 75,000,000 shares authorized at June 30, 2023 and December 31, 2022; 50,461,257 and 49,546,727 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	1,009,704	969,545
Accumulated deficit	(390,854)	(374,264)
Accumulated other comprehensive loss	(18,326)	(25,147)
Total stockholders’ equity	600,529	570,139
Total liabilities and stockholders’ equity	$648,985	$659,353
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$92,894	$68,980	$163,544	$117,400
Cost of goods sold	22,704	18,784	40,854	33,962
Gross profit	70,190	50,196	122,690	83,438
Operating expenses
Research and development	8,949	7,135	17,005	18,371
General and administrative	10,713	10,572	22,881	20,585
Sales and marketing	44,270	39,381	86,924	72,444
Amortization of intangible assets	2,279	2,332	4,501	4,795
Acquisition-related costs	602	12,205	2,368	12,205
Acquired in-process research & development	15,447	—	15,447	—
Total operating expenses	82,260	71,625	149,126	128,400
Loss from operations	(12,070)	(21,429)	(26,436)	(44,962)
Other income (expense)
Interest and other income	4,250	360	7,878	403
Interest and other expense	174	(839)	857	(1,128)
Other income (expense), net	4,424	(479)	8,735	(725)
Loss before income tax benefit	(7,646)	(21,908)	(17,701)	(45,687)
Income tax benefit	(304)	(465)	(1,111)	(1,576)
Net loss	(7,342)	(21,443)	(16,590)	(44,111)
Foreign currency translation adjustment	3,750	(12,648)	6,821	(17,568)
Comprehensive loss	$(3,592)	$(34,091)	$(9,769)	$(61,679)

Net loss per share, basic and diluted (see Note 1)	$(0.15)	$(0.47)	$(0.34)	$(0.98)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	49,088,373	45,311,001	48,835,135	45,225,494
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2022	49,546,727	$5	$969,545	$(374,264)	$(25,147)	$570,139
Issuance of common stock for employee stock option exercises for cash	116,452	—	1,930	—	—	1,930
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	247,770	—	7,295	—	—	7,295
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	199,718	—	3,419	—	—	3,419
Foreign currency translation adjustment	—	—	—	—	3,071	3,071
Net loss	—	—	—	(9,248)	—	(9,248)
Balance at March 31, 2023	50,110,667	5	982,189	(383,512)	(22,076)	576,606
Issuance of common stock for employee stock option exercises for cash	43,229	—	864	—	—	864
RSA issuances and forfeitures for terminations, net and stock-based compensation	42,578	—	7,676	—	—	7,676
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	3,528	—	—	3,528
Issuance of common stock for acquisition of in-process research & development	264,783	—	15,447	—	—	15,447
Foreign currency translation adjustment	—	—	—	—	3,750	3,750
Net loss	—	—	—	(7,342)	—	(7,342)
Balance at June 30, 2023	50,461,257	$5	$1,009,704	$(390,854)	$(18,326)	$600,529

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2021	46,330,167	$5	$803,559	$(314,566)	$(6,560)	$482,438
Issuance of common stock for employee stock option exercises for cash	91,286	—	1,444	—	—	1,444
RSA issuances and forfeitures for terminations, net and stock-based compensation	312,479	—	5,633	—	—	5,633
Issuance of common stock for vesting of RSU and stock-based compensation	268,930	—	1,505	—	—	1,505
Foreign currency translation adjustment	—	—	—	—	(4,920)	(4,920)
Net loss	—	—	—	(22,668)	—	(22,668)
Balance at March 31, 2022	47,002,862	5	812,141	(337,234)	(11,480)	463,432
Issuance of common stock for employee stock option exercises for cash	35,803	—	480	—	—	480
RSA issuances and forfeitures for terminations, net and stock-based compensation	79,051	—	6,490	—	—	6,490
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	1,415	—	—	1,415
Foreign currency translation adjustment	—	—	—	—	(12,648)	(12,648)
Net loss	—	—	—	(21,443)	—	(21,443)
Balance at June 30, 2022	47,117,716	$5	$820,526	$(358,677)	$(24,128)	$437,726
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(16,590)	$(44,111)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,041	5,920
Stock-based compensation	21,918	15,043
Acquired in-process research and development	15,447	—
Provision for (reversal of) allowance of credit losses	46	(50)
Change in fair value of contingent consideration	2,400	12,030
Deferred income taxes and other items, net	(1,700)	(1,638)
Changes in operating assets and liabilities
Accounts receivable	(2,556)	(7,260)
Inventory	(14,480)	6,220
Prepaid expenses and other current assets	(9)	1,514
Other assets	(1,868)	17
Accounts payable	2,968	2,153
Accrued liabilities	(968)	1,582
Accrued compensation and benefits	(2,945)	(1,465)
Lease liability	(324)	36
Other liabilities	(27,370)	—
Net cash used in operating activities	(19,990)	(10,009)
Cash Flows from Investing Activities
Purchases of property and equipment	(1,050)	(925)
Purchases of short-term investments	(174,616)	(9,998)
Proceeds from sales and maturities of short-term investments	107,737	—
Net cash used in investing activities	(67,929)	(10,923)
Cash Flows from Financing Activities
Payment of contingent consideration recognized at acquisition	(7,630)	—
Proceeds from exercise of stock options	2,794	1,924
Net cash (used in) provided by financing activities	(4,836)	1,924
Effect of exchange rate changes on cash and cash equivalents	(748)	1,366
Net decrease in cash and cash equivalents	(93,503)	(17,642)
Cash and cash equivalents, beginning of year	238,846	220,878
Cash and cash equivalents, end of period	$145,343	$203,236
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$39	$1
Cash paid for taxes	$94	$639
Noncash Investing and Financing Activities
Property and equipment acquired but not yet paid	$41	$513
Common stock issuance for acquired in-process research and development	$15,447	$—
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
The Company is a medical technology company that develops and commercializes innovative and minimally invasive products to treat bladder and bowel dysfunction. The Company has designed and developed both rechargeable (R20™) and recharge-free (F15™) implantable sacral neuromodulation (SNM) systems, which deliver mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (OAB), urinary retention (UR) and fecal incontinence (FI). The Company’s products are protected by intellectual property based on Company-generated innovations and patents and other intellectual property licensed from AMF. The Company has marketing approvals in the United States, Europe, Canada, and Australia for all relevant clinical indications. The premarket approval (PMA) application for the Company’s first rechargeable SNM system for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) on September 6, 2019, and the PMA application for the first rechargeable SNM system for the treatment of OAB and UR was approved by the FDA on November 13, 2019. Accordingly, the Company began U.S. commercialization of its first rechargeable SNM system in the fourth quarter of 2019.
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
Acquisition of in-process research & development from Radian, LLC
In April 2023, the Company acquired the assets of Radian, LLC (the Seller), for total consideration of the issuance of 264,783 shares of common stock and a potential future milestone payment of up to $2.5 million (the Radian acquisition).
The Company evaluated this acquisition in accordance with Accounting Standards Codification (ASC) 805, Business Combinations, to determine whether the asset acquired met the definition of a business. Included in the IPR&D is the historical know-how, software, formula protocols, designs, and procedures expected to be needed to complete the technology asset and receive regulatory approval. The Company concluded that the IPR&D is an identifiable intangible asset that would be accounted for as a single asset in a business combination. The Company also qualitatively concluded that there is no fair value associated with any other assets included in the acquisition. Therefore, all of the consideration in the transaction was allocated to the IPR&D. As such, the Company concluded that substantially all of the fair value of the gross assets acquired was concentrated in the single IPR&D asset and the set was not a business.
The Company is planning to use the acquired IPR&D technology to provide a solution to make peripheral nerve evaluation lead placement easier, faster, and more accurate. Although the acquired technology may have utility in other medical procedures, future development decisions for the acquired technology will be contingent upon the receipt of required regulatory approvals. As such, the acquired technology does not have an alternative future use at the acquisition date. In accordance with ASC 730, Research and Development, the Company concluded the entire purchase price for the asset acquisition was an expense on the acquisition date.
The consideration transferred at closing had an acquisition date fair value of $15.4 million based on a per share value of $58.34 on the acquisition date and was recognized immediately as IPR&D expense in the unaudited condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2023. The potential future milestone payment of $2.5 million, payable in either cash or shares of common stock, will become payable upon the Company receiving from the FDA 510(k) clearance for the acquired IPR&D technology.
Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Axonics Europe, S.A.S., Axonics Modulation Technologies U.K. Limited, Axonics Modulation Technologies Australia Pty Ltd, Axonics Women’s Health Limited, Bulkamid SARL, Axonics GmbH, and Contura, Inc. Intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation and Liquidity
Interim Financial Statements
The unaudited interim condensed consolidated financial statements and related footnote disclosures as of and for the three and six months ended June 30, 2023 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2023 in accordance with United States generally accepted accounting principles (GAAP), however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed with the SEC on March 1, 2023).
Liquidity
The Company began full-scale commercialization of its first r-SNM System in late 2019. The Company has expended significant resources on research and development activities, growing its operations organization and building and training its sales organization.
The Company incurred net losses of $16.6 million and $44.1 million for the six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of $390.9 million as of June 30, 2023 compared to $374.3 million at December 31, 2022. The Company expects to continue to spend a significant amount of its existing resources on sales and marketing activities as the Company continues to invest in commercializing and marketing its products in the United States and internationally.
As of June 30, 2023, the Company had cash, cash equivalents, and short-term investments of $331.5 million compared to $357.2 million at December 31, 2022. The Company expects that its cash, cash equivalents, and short-term investments on hand will be sufficient to fund its operations through at least the next 12 months. The Company funds its operations through a combination of proceeds from public offerings of its common stock and cash receipts from sales of its products. As of June 30, 2023, the Company had no outstanding borrowings.
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
Revenue Recognition
Revenue recognized during the six months ended June 30, 2023 and 2022 relates entirely to the sale of the Company’s products to its customers and distributors.
The Company has revenue arrangements that consist of a single performance obligation. The Company recognizes revenue at the point in time when it transfers control of promised goods to its customers. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as discounts, where applicable. The Company also sells to distributors and applies the same policies as its revenue arrangements with customers, specifically that revenue is recognized at the point in time when it transfers control of promised goods to its distributors. The Company does not offer rights of return or price protection. The amount of variable consideration included in the transaction price may be constrained and is included only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Payment terms, typically less than three months, do not include a significant financing component. The Company extends credit to its customers and distributors based upon an evaluation of their financial condition and credit history and generally requires no collateral. The Company does not have any contract balances related to product sales. The Company also does not have significant contract acquisition costs related to product sales.
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.2 million and $0.2 million at June 30, 2023 and December 31, 2022, respectively, and is recorded as a reduction of gross revenue in its unaudited condensed consolidated statements of comprehensive loss. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three and six months ended June 30, 2023, the replacement costs were minimal and $0.1 million, respectively. For the three and six months ended June 30, 2022, the replacement costs were minimal and $0.1 million, respectively. The replacement costs are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to sales and marketing expense. The warranty liability as of June 30, 2023 and December 31, 2022 was $0.1 million and $0.1 million, respectively.
Shipping and handling costs incurred for the delivery of goods to customers and distributors are included in cost of goods sold. Amounts billed to customers and distributors for shipping and handling are included in net revenue.

The following table provides additional information pertaining to net revenue disaggregated by product and geographic market for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SNM net revenue
United States	$72,205	$54,468	$126,058	$92,183
International markets	1,983	1,290	3,288	2,645
	$74,188	$55,758	$129,346	$94,828
Bulkamid net revenue
United States	$14,806	$10,223	$26,419	$16,792
International markets	3,900	2,999	7,779	5,780
	$18,706	$13,222	$34,198	$22,572
Total net revenue	$92,894	$68,980	$163,544	$117,400
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
The following table summarizes the changes in our allowance for credit losses (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$321	$355
Write-offs	—	—
Bad debt expense (recoveries)	46	(50)
Balance at end of period	$367	$305
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
On February 25, 2021, the Company acquired Contura Limited and its Bulkamid product, a urethral bulking agent indicated for the treatment of female SUI. In consideration for the acquisition, the Company paid approximately $141.3 million in cash and issued 1,096,583 shares of our common stock. The agreement also provided that the Company may pay an additional $35 million in the event Bulkamid sales in any consecutive 12-month period exceed $50 million (the Milestone) before December 31, 2024, with payment due within 50 business days following the quarter in which the Milestone has been met.
Contingent consideration represents contingent milestone, performance and revenue-sharing payment obligations related to acquisitions and is measured at fair value, based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration is estimated using a binary option-based approach with assumptions the Company believes would be made by a market participant. Significant inputs include projected revenues, discount rates, volatility factors and risk-free rates. The Company assesses these assumptions on an ongoing basis as additional data impacting the assumptions is obtained and any change in fair value of the contingent consideration is recorded within acquisition-related costs in the consolidated statements of comprehensive loss. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. Generally, a change in the assumption used for the projected revenues would result in a directionally similar change to the overall estimate of the contingent consideration. At March 31, 2023, the Milestone has been met and payment was made during the three months ended June 30, 2023. The fair value of contingent consideration of $32.6 million at December 31,

2022, is reflected in other current liabilities in the Company’s unaudited condensed consolidated balance sheets.
The following table summarizes the changes in the fair value of recurring Level 3 fair value measurements during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Liabilities
Contingent consideration:
Balance at beginning of period	$32,600	$10,370
Change in fair value included in earnings	2,400	12,030
Payment made	(35,000)	—
Balance at end of period	$—	$22,400
There were no transfers between Levels 1, 2 or 3 for the periods presented.
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the balance sheet date are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income (loss) within the unaudited condensed consolidated statements of comprehensive loss. There were no unrealized gains or losses during the three and six months ended June 30, 2023 and 2022.
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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at June 30, 2023
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$119,763	$—	$119,763
Corporate notes	—	5,700	—	5,700
U.S. government and agency securities	171,760	—	—	171,760
	$171,760	$125,463	$—	$297,223
_____________________________________________
(1)    As of June 30, 2023, commercial paper investments of $81.1 million and U.S. government and agency securities of $30.0 million are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase.

	Fair Value Measurements at December 31, 2022
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$175,548	$—	$175,548
Corporate notes	—	4,675	—	4,675
U.S. government and agency securities	75,212	—	—	75,212
	$75,212	$180,223	$—	$255,435
_____________________________________________
(1)    As of December 31, 2022, commercial paper investments of $131.1 million, U.S. government and agency securities of $4.0 million, and corporate notes of $2.0 million are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase.

The Company holds investments in marketable debt securities that are classified and accounted for as cash equivalents or available-for-sale and are remeasured on a recurring basis. All of the Company’s available-for-sale debt securities are classified on the unaudited condensed consolidated balance sheets as cash equivalents or short-term investments. The following table summarizes the Company’s cash equivalents and investments in available-for-sale debt securities by significant investment category as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$81,063	$—	$—	$81,063
Corporate notes	—	—	—	—
U.S. government and agency securities	29,987	—	—	29,987
Total cash equivalents	$111,050	$—	$—	$111,050
Short-term investments:
Commercial paper	$38,700	$—	$—	$38,700
Corporate notes	5,709	—	(9)	5,700
U.S. government and agency securities	141,805	3	(35)	141,773
Total short-term investments	$186,214	$3	$(44)	$186,173

Total	$297,264	$3	$(44)	$297,223

	December 31, 2022
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$131,075	$—	$—	$131,075
Corporate notes	2,013	—	—	2,013
U.S. government and agency securities	3,982	—	—	3,982
Total cash equivalents	$137,070	$—	$—	$137,070
Short-term investments:
Commercial paper	$44,473	$—	$—	$44,473
Corporate notes	2,664	—	(2)	2,662
U.S. government and agency securities	71,342	6	(118)	71,230
Total short-term investments	$118,479	$6	$(120)	$118,365

Total	$255,549	$6	$(120)	$255,435

Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive gain or loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of June 30, 2023 and December 31, 2022, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss.
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
As of June 30, 2023, the Company had $37.9 million, $9.5 million and $22.7 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.9 million. As of December 31, 2022, the Company had $30.4 million, $5.7 million and $19.7 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.5 million.

Customer and Vendor Concentration
As of June 30, 2023 and December 31, 2022, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of June 30, 2023 and December 31, 2022, there were three vendors and one vendor, respectively, who accounted for over 10% of the Company’s consolidated accounts payable. During the six months ended June 30, 2023 and 2022, there were no customers who accounted for over 10% of the Company’s consolidated net revenue. During the six months ended June 30, 2023 and 2022, there were three vendors and three vendors, respectively, who accounted for over 10% of the Company’s inventory-related purchases.
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
Goodwill
Goodwill represents the excess purchase price over the fair values of both tangible and intangible assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs an annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair value of its reporting unit using a combination of the discounted cash flow and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. During the six months ended June 30, 2023 and 2022, the Company did not record any impairment charges related to goodwill.
Intangible Assets
Patent license asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the initial public offering, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. The asset has been fully amortized as of June 30, 2023. For additional information, see Note 7.
Exclusive license asset
The intangible asset represents exclusive rights to existing technologies and development services from Micro Systems Engineering, Inc. pursuant to an agreement entered into on March 2, 2021. The rights and services were provided in exchange for 65,594 shares of common stock, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the unaudited condensed consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. The Company recorded expense for the amortization of the exclusive license asset of $0.2 million and $0.4 million during the three and six months ended June 30, 2023. The Company recorded expense for the amortization of the exclusive license asset of $0.2 million and $0.4 million during the three and six months ended

June 30, 2022. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 7.
Contura acquisition
The intangible assets represent technology, trade names and trademarks, and customer relationships acquired from Contura on February 25, 2021. The trade names and trademarks have an indefinite life. The straight-line method over the period of estimated benefit is used to amortize technology. ASC 350-30-35-3 states that customer relationships generally dissipate at a more rapid rate in the earlier periods following a company’s succession to these relationships, with the rate of attrition declining over time. As such, the accelerated method is used to amortize customer relationships. The Company recorded expense for the amortization of Contura acquisition intangible assets of $2.0 million and $4.1 million during the three and six months ended June 30, 2023, respectively. The Company recorded expense for the amortization of Contura acquisition intangible assets of $2.1 million and $4.3 million during the three and six months ended June 30, 2022, respectively. The Company reviewed the intangible assets for impairment for this asset group during the six months ended June 30, 2023. As Bulkamid SARL ceased sales operations and did not recognize revenue during the year ended December 31, 2022, and does not expect to recognize revenue in future periods, the Company wrote off the customer relationships intangible asset of $0.3 million related to this entity during the year ended December 31, 2022. The impairment expense is recorded within the general and administrative expenses in its unaudited condensed consolidated statements of comprehensive loss. For additional information, see Note 7.
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
Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. There have been no impairments to indefinite-lived intangible assets during the six months ended June 30, 2023.
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
Advertising Expense
The Company expenses advertising costs as they are incurred. During the three and six months ended June 30, 2023, advertising expense totaled $4.1 million and $8.4 million, respectively, and are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss. During the three and six months ended June 30, 2022, advertising expense totaled $6.3 million and $9.5 million, respectively, and are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.
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
For the three and six months ended June 30, 2023, there were 2,124,449 and 2,144,301 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss. For the three and six months ended June 30, 2022, there were 2,403,317 and 2,414,973 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
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
Note 2. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands) at:

	June 30,	December 31,
	2023	2022
Equipment	$2,782	$2,645
Computer hardware and software	3,295	3,282
Tools and molds	2,225	1,735
Leasehold improvements	4,449	4,449
Furniture and fixtures	1,874	1,810
Construction in progress	794	413
	15,419	14,334
Less: accumulated depreciation and amortization	(9,070)	(7,536)
	$6,349	$6,798
Depreciation and amortization expense of property and equipment was $0.9 million and $1.5 million for the three and six months ended June 30, 2023, respectively. Depreciation and amortization expense of property and equipment was $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively.

Note 3. Commitments and Contingencies
Operating Leases
In August 2014, the Company entered into a five-year operating lease for approximately 12,215 square feet of office space beginning on November 1, 2014, and expiring on October 31, 2019. In June 2019, the lease was amended to extend the expiration date to October 31, 2020. In September 2020, the lease was amended to extend the expiration date to July 31, 2022. In December 2021, the lease was amended to extend the expiration date to January 31, 2028, and in April 2023, the lease was amended to reduce the expiration date to March 31, 2024. Upon the execution of the amendments, which were deemed to be a lease modification, the Company reassessed the lease liability using the incremental borrowing rate for a collateralized asset of the same remaining term at the modification date and adjusted the carrying amount of ROU assets by the amount of the remeasurement of the liability. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term.
The Company entered into an operating lease for approximately 25,548 square feet of office space beginning on August 1, 2018, and expiring on October 31, 2027. In April 2023, the lease was amended to reduce the expiration date to December 31, 2024. Upon the execution of the amendment, which was deemed to be a lease modification, the Company reassessed the lease liability using the incremental borrowing rate for a collateralized asset of the same remaining term at the modification date and adjusted the carrying amount of ROU assets by the amount of the remeasurement of the liability. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease.
In June 2019, the Company entered into an eight-year operating lease for approximately 32,621 square feet of office space beginning on January 15, 2020 and expiring on January 31, 2028. In April 2023, the lease was amended to reduce the expiration date to March 31, 2024. Upon the execution of the amendment, which was deemed to be a lease modification, the Company reassessed the lease liability using the incremental borrowing rate for a collateralized asset of the same remaining term at the modification date and adjusted the carrying amount of ROU assets by the amount of the remeasurement of the liability. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. The Company uses these premises as its new principal executive offices and for general office space. The Company is utilizing its other currently-leased spaces to conduct the training of its sales team and for manufacturing purposes. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease.
In August 2020, the Company entered into a 38-month operating lease for approximately 5,693 square feet of warehouse space beginning on October 15, 2020 and expiring on December 31, 2023. In April 2023, the lease was amended to extend the expiration date to December 31, 2024. Upon the execution of the amendment, which was deemed to be a lease modification, the Company reassessed the lease liability using the incremental borrowing rate for a collateralized asset of the same remaining term at the modification date and adjusted the carrying amount of ROU assets by the amount of the remeasurement of the liability. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. The Company uses these premises for general warehouse space.

In March 2022, the Company entered into an 18-month operating lease for approximately 3,276 square feet of warehouse space beginning on July 1, 2022 and expiring on December 31, 2023. In April 2023, the lease was amended to extend the expiration date to December 31, 2024. Upon the execution of the amendment, which was deemed to be a lease modification, the Company reassessed the lease liability using the incremental borrowing rate for a collateralized asset of the same remaining term at the modification date and adjusted the carrying amount of ROU assets by the amount of the remeasurement of the liability. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. The Company uses these premises for general warehouse space.
In April 2023, the Company entered into a 120-month operating lease for approximately 145,960 square feet of office and warehouse space beginning on April 1, 2024 and expiring on March 31, 2034. The Company will use these premises as its new principal executive offices and for general office, manufacturing, and warehousing space. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. Rent expense is recognized on a straight-line basis over the expected lease term. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease. The Company has not taken possession or has been given control of this leased property as of June 30, 2023. Therefore, the Company has not recorded any ROU assets or operating lease liabilities related to this lease.
During the three and six months ended June 30, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities. During the three and six months ended June 30, 2022, there were no ROU assets obtained in exchange for new operating lease liabilities. As of June 30, 2023 and December 31, 2022, the ROU assets had a balance of $0.7 million and $6.2 million, respectively. The operating lease ROU assets are included within the Company’s non-current other assets, and lease liabilities are included in current or noncurrent liabilities in the Company’s unaudited condensed consolidated balance sheets. During the three and six months ended June 30, 2023, cash paid for amounts included in operating lease liabilities was $0.5 million and $1.0 million, respectively. During the three and six months ended June 30, 2022, cash paid for amounts included in operating lease liabilities was $0.5 million and $1.0 million, respectively. Amortization of the ROU assets was $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively. Amortization of the ROU assets was $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease term for the Company’s operating leases was 1.2 years and 4.9 years, respectively. The weighted-average incremental borrowing rate for a collateralized asset of the same remaining term used to determine the present value of the Company’s operating leases’ future payments was 5.9% and 7.1%, respectively.
Total lease costs for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$546	$524	$1,088	$1,048
Short-term lease cost	22	20	45	41
Variable lease cost	178	132	285	257
Amortization of net lease liabilities	(656)	(94)	(723)	(184)
Total lease cost	$90	$582	$695	$1,162
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF, a Company stockholder, licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year after 2018, subject to a maximum amount of $200,000 per year. The Company recorded related royalties of $0.8 million and $1.1 million during the three and six months ended June 30, 2023, respectively. The Company recorded related royalties of $0.6 million and $2.2 million during the three and six months ended June 30, 2022, respectively. Royalty expense is included in operating expenses in the unaudited condensed consolidated statements of comprehensive loss. Accrued royalties of $0.7 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively, are included within accrued liabilities in the Company’s unaudited condensed consolidated balance sheets. Royalty expense is declining because the Company’s F15 recharge-free SNM device is not covered by any AMF patents licensed to the Company and is therefore not an AMF Licensed Product that requires the payment of a royalty to AMF.
Legal Matters
The Company may, from time to time, become a party to legal proceedings. Such matters are subject to many uncertainties and to outcomes of which the financial impacts are not predictable with assurance and that may not be known for extended periods of time. When management has assessed that a loss is probable and an amount can be reasonably estimated, the Company records a liability.
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against the Company in the U.S. District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. The Company refers to this matter as the Medtronic Litigation. The complaint asserts that the Company’s rechargeable SNM system infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that the Company has infringed and is infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing the Company from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The Company believes the allegations are without merit and is vigorously defending itself against them. The Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences. The Federal Circuit recently reversed the decision of the Patent Trials & Appeals Board of the U.S. Patent & Trademark Office (PTAB) that the tined leads patents asserted against Axonics were valid, finding that the PTAB committed legal error in its analysis. The Federal Circuit remanded the matter to the PTAB for another review consistent with its opinion. Because of this development, the Court has issued a stay on the litigation proceedings, pending the outcome of the proceedings before the PTAB. As a result, the jury trial previously scheduled for August 2023 has been postponed.
AMF has alleged that the Company is in material breach of the License Agreement because it is not paying royalties on its F15 product, and AMF has claimed that it has terminated the License Agreement on that basis. The Company strongly disagrees that it is required to pay royalties on F15 or that AMF has the right to terminate the License Agreement. The Company has paid and will continue to pay 4% royalties on the rechargeable products launched to date. If the dispute between the parties cannot be settled amicably, the parties are obligated to go to arbitration. While a loss related to this claim is possible, the Company does not believe such loss is probable or estimable at this time.

In addition to the matters described above, the Company is and may continue to be involved in claims, legal proceedings, and investigations arising out of its operations in the normal course of business.
Note 4. Stock-Based Compensation
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,414	$1,752	$4,618	$3,262
General and administrative	3,059	1,991	5,885	3,928
Sales and marketing	5,731	4,162	11,415	7,853
	$11,204	$7,905	$21,918	$15,043
Stock Option Activity
The option awards issued under the 2014 Stock Option Plan (the 2014 Plan) and the 2018 Omnibus Incentive Plan (the 2018 Plan) were measured based on fair value. The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were no stock option grants for the three and six months ended June 30, 2023 and 2022.
As of June 30, 2023 and December 31, 2022, there was $0.7 million and $1.8 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 0.8 years and 1.0 year, respectively.

The following table summarizes stock option activity for the six months ended June 30, 2023 under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,046,610	$18.81
Options exercised	(159,681)	17.50	$6,978	(1)
Options forfeited	(585)	29.71
Outstanding at June 30, 2023	886,344	$19.03	$28,118	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of the second quarter of 2023 and the stock option exercise price, multiplied by the number of in-the-money options as of June 30, 2023. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable was 5.7 years and 6.1 years at June 30, 2023 and December 31, 2022, respectively.
Restricted Shares Awards Activity
As of June 30, 2023 and December 31, 2022, there was $56.8 million and $54.0 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 2.1 years and 2.3 years, respectively.
The following table summarizes restricted shares awards activity for the six months ended June 30, 2023:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2022	1,320,866	$52.23
Restricted shares awards granted	349,866	57.11
Restricted shares awards vested	(342,907)	43.28
Restricted shares awards forfeited	(59,518)	55.23
Outstanding at June 30, 2023	1,268,307	$55.86

Restricted Stock Units Activity
As of June 30, 2023 and December 31, 2022, there was $11.4 million and $1.3 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.0 year and 0.8 years, respectively.
The following table summarizes restricted stock units activity for the six months ended June 30, 2023:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2022	183,418	$48.74
Restricted stock units granted	286,750	65.44
Restricted stock units vested	(199,718)	49.84
Outstanding at June 30, 2023	270,450	$70.10
Note 5. Income Taxes
The following table presents details of the provision for income taxes and effective tax rates (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax benefit	$(304)	$(465)	$(1,111)	$(1,576)
Effective tax rate	3.97%	2.13%	6.27%	3.45%
The Company accounts for income taxes according to ASC 740, “Income Taxes.” The Company periodically evaluates whether a portion or all of its deferred tax assets will be recovered. The Company records a valuation allowance against deferred tax assets if and to the extent it is more likely than not that they will not be recovered. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and the market environment, with each consideration weighted based on its reliability. The Company continues to maintain a full valuation allowance against its otherwise recognizable U.S. net deferred income tax assets as of June 30, 2023 and December 31, 2022.
The effective tax rate differs from the statutory U.S. income tax rate due to differing tax rates imposed on income earned in foreign jurisdictions, losses in foreign jurisdictions, and certain nondeductible expenses. The effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The provision for income taxes for the six months ended June 30, 2023 was primarily the result of losses benefited in certain foreign jurisdictions.
At December 31, 2022, the Company had U.S. federal and foreign net operating loss (NOL) carryforwards of approximately $270.3 million and $9.6 million, respectively. U.S. federal NOLs in the amount of $51.5 million will expire between 2033 and 2037 while the remainder will carryover indefinitely. The foreign net operating loss carryforwards have an indefinite carryforward period. The Company had U.S. state NOLs of $254.6 million, which will expire between 2033 and 2042. Interest and penalties related to income tax matters are recorded in income tax expense (benefit) in the condensed consolidated statements of comprehensive loss and the related liability is recorded in accrued liabilities in the condensed consolidated balance sheets, as applicable.
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
Note 6. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the three and six months ended June 30, 2023, the Company contributions to the plan amounted to $0.6 million and $1.2 million, respectively. During the three and six months ended June 30, 2022, the Company contributions to the plan amounted to $0.5 million and $1.0 million, respectively.
Note 7. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the six months ended June 30, 2023 included the following (in thousands):

December 31, 2022	$94,414
Foreign currency translation adjustment	4,466
June 30, 2023	$98,880

Intangible assets as of June 30, 2023 included the following (in thousands):

		June 30, 2023
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(1,980)	—	—	1,320
Technology	12 years	81,100	(15,863)	—	(6,380)	58,857
Trade names and trademarks	Indefinite	19,700	—	—	(1,580)	18,120
Customer relationships	12 years	11,400	(3,087)	(287)	(780)	7,246
		$116,500	$(21,930)	$(287)	$(8,740)	$85,543
Intangible assets as of December 31, 2022 included the following (in thousands):

		December 31, 2022
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Asset, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(1,540)	—	—	1,760
Technology	12 years	81,100	(12,496)	—	(9,141)	59,463
Trade names and trademarks	Indefinite	19,700	—	—	(2,398)	17,302
Customer relationships	12 years	11,400	(2,393)	(287)	(992)	7,728
		$116,500	$(17,429)	$(287)	$(12,531)	$86,253
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

SNM Systems
Our newly developed rechargeable SNM system, Axonics R20, is designed to last 20 or more years in the human body and is only 5cc in volume. R20 provides constant current stimulation and offers broad MRI access with 1.5T and 3.0T scanners. R20 utilizes an easy-to-use, intuitive patient remote control and requires recharging for only one hour every 6 to 10 months, which is the longest interval between recharging among rechargeable SNM systems. The R20 received FDA approval in January 2023 and replaces the previous rechargeable SNM system offered by Axonics that was the first to be marketed worldwide.
Our recharge-free SNM system, Axonics F15, received FDA approval in March 2022 and utilizes a primary cell battery with an expected life of 15 years at typical stimulation parameters and over 20 years at lower amplitude settings. The recharge-free implantable neurostimulator (INS) is approximately 10cc in volume, utilizes constant current stimulation, a recharge-free patient remote control and offers broad MRI access.
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
We incurred net losses of $16.6 million and $44.1 million for the six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of $390.9 million as of June 30, 2023 compared to $374.3 million at December 31, 2022. As of June 30, 2023, we had available cash, cash equivalents, and short-term investments of approximately $331.5 million, current liabilities of approximately $32.1 million, and long-term liabilities of approximately $16.4 million.
August 2022 Follow-On Offering
On August 5, 2022, we completed a follow-on offering by issuing 2,012,500 shares of common stock, at an offering price of $63.85 per share. The gross proceeds to us from this follow-on offering were $128.5 million and the net proceeds were approximately $128.3 million, after deducting offering expenses payable by us.

Components of Our Results of Operations
Net Revenue
Revenue during the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SNM net revenue
United States	$72,205	$54,468	$126,058	$92,183
International markets	1,983	1,290	3,288	2,645
	$74,188	$55,758	$129,346	$94,828
Bulkamid net revenue
United States	$14,806	$10,223	$26,419	$16,792
International markets	3,900	2,999	7,779	5,780
	$18,706	$13,222	$34,198	$22,572
Total net revenue	$92,894	$68,980	$163,544	$117,400
We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality. For example, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter. Our revenue has been impacted by these industry trends.
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of costs of the components of our SNM systems, third-party contract labor costs, overhead costs, Bulkamid product costs, as well as distribution-related expenses such as logistics and shipping costs. The overhead costs include the cost of material procurement and operations supervision and management personnel. We expect overhead costs as a percentage of net revenue to decrease as our sales volume increases. Cost of goods sold also include other expenses such as scrap and inventory obsolescence. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our net revenue grows. We expect gross margin to vary based on manufacturing costs, regional differences in pricing, and discounts negotiated by customers.
We calculate gross margin as gross profit divided by net revenue. We expect future gross margin will be affected by a variety of factors, including manufacturing costs, the average selling price of our products, the implementation of cost-reduction strategies, inventory obsolescence costs, which may occur when new generations of our SNM systems are introduced, and to a lesser extent, the sales mix between the United States and international markets as our average selling price in the United States is expected to be higher than in international markets and foreign currency exchange rates. Our gross margin may increase over the long term to the extent our production volumes increase and we receive discounts on the costs charged by our contract manufacturers, thereby reducing our per unit costs. Additionally, our gross margin may fluctuate from quarter to quarter as we continue to introduce new products and adopt new manufacturing processes and technologies.
Research and Development Expenses
Research and development expenses consist primarily of employee compensation, including stock-based compensation, product development, including testing and engineering, royalty expense, and clinical studies to develop and support our SNM systems, including clinical study and registry management and monitoring, payments to clinical investigators, and data management. Other research and development expenses include consulting and advisory fees, royalty expense, travel expenses, and equipment-related expenses and other miscellaneous office and facilities expenses related to research and development programs. Research and development costs are expensed as incurred. We expect to continue incurring research and development expenses in the future as we develop new products and expand to new markets. We expect research and development expenses as a percentage of net revenue to vary over time depending on the level and timing of initiating new product development efforts and new clinical development activities.

The following table summarizes our research and development expenses by functional area for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Personnel related	$5,783	$4,022	$11,389	$9,159
Clinical development	243	270	377	538
Contract R&D and manufacturing	1,759	1,936	3,486	5,892
Royalty expense	785	680	1,092	2,235
Other R&D expenses	379	227	661	547
Total R&D expenses	$8,949	$7,135	$17,005	$18,371
General and Administrative Expenses
General and administrative expenses consist primarily of employee compensation, including stock-based compensation, and spending related to finance, information technology, human resource functions, consulting, legal, and professional service fees. Other general and administrative expenses include director and officer insurance premiums, investor relations costs, office-related expenses, facilities and equipment rentals, bad debt expense, travel expenses, and impairment expenses. We expect our general and administrative expenses will significantly increase in absolute dollars as we increase our headcount and expand administrative personnel to support our growth and operations. Additionally, we anticipate increased legal expenses associated with our patent infringement litigation with Medtronic. We expect general and administrative expenses to decrease as a percentage of net revenue primarily as, and to the extent, our net revenue grows.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee compensation, including sales personnel commissions and stock-based compensation, direct-to-consumer advertising programs, trade shows, booth exhibition costs, and the related travel for these events. Other sales and marketing expenses include consulting and advisory fees. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our commercial infrastructure to both drive and support our expected growth in net revenue. However, we expect sales and marketing expenses to decrease as a percentage of net revenue in the long term primarily as, and to the extent, our net revenue grows.
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
Acquired In-Process Research & Development
Acquired in-process research & development consist of expenses incurred related to the Radian acquisition.
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
Results of Operations
The following table shows our results of operations for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Period to Period Change	Six Months Ended June 30,		Period to Period Change
	2023	2022		2023	2022
Net revenue	$92,894	$68,980	$23,914	$163,544	$117,400	$46,144
Cost of goods sold	22,704	18,784	3,920	40,854	33,962	6,892
Gross profit	70,190	50,196	19,994	122,690	83,438	39,252
Gross Margin	75.6%	72.8%		75.0%	71.1%
Operating expenses
Research and development	8,949	7,135	1,814	17,005	18,371	(1,366)
General and administrative	10,713	10,572	141	22,881	20,585	2,296
Sales and marketing	44,270	39,381	4,889	86,924	72,444	14,480
Amortization of intangible assets	2,279	2,332	(53)	4,501	4,795	(294)
Acquisition-related costs	602	12,205	(11,603)	2,368	12,205	(9,837)
Acquired in-process research & development	15,447	—	15,447	15,447	—	15,447
Total operating expenses	82,260	71,625	10,635	149,126	128,400	20,726
Loss from operations	(12,070)	(21,429)	9,359	(26,436)	(44,962)	18,526
Other income (expense)
Interest and other income	4,250	360	3,890	7,878	403	7,475
Interest and other expense	174	(839)	1,013	857	(1,128)	1,985
Other income (expense), net	4,424	(479)	4,903	8,735	(725)	9,460
Loss before income tax benefit	(7,646)	(21,908)	14,262	(17,701)	(45,687)	27,986
Income tax benefit	(304)	(465)	161	(1,111)	(1,576)	465
Net loss	(7,342)	(21,443)	14,101	(16,590)	(44,111)	27,521
Foreign currency translation adjustment	3,750	(12,648)	16,398	6,821	(17,568)	24,389
Comprehensive loss	$(3,592)	$(34,091)	$30,499	$(9,769)	$(61,679)	$51,910

Comparison of the Three Months Ended June 30, 2023 and 2022
Net Revenue
Net revenue was $92.9 million for the three months ended June 30, 2023, an increase of $23.9 million, or 34.7%, compared to $69.0 million for the three months ended June 30, 2022. Net revenue is primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products as we expanded our customer base in the U.S. and increased sales with our existing customer base. Our expanded product offering of the fourth-generation rechargeable SNM system in January 2023, recharge-free SNM system in March 2022 and the acquisition of the Bulkamid product in February 2021 have also contributed to our expansion of customers and more patients being treated with our existing customers.

Cost of Goods Sold and Gross Margin
We incurred $22.7 million of cost of goods sold for the three months ended June 30, 2023. We incurred $18.8 million of cost of goods sold for the three months ended June 30, 2022. Gross margin was 75.6% in the three months ended June 30, 2023, compared to 72.8% for the three months ended June 30, 2022. The increase in gross margin is primarily due to higher sales volumes and product mix.
Research and Development Expenses
Research and development expenses increased $1.8 million, or 25.4%, to $8.9 million in the three months ended June 30, 2023, compared to $7.1 million in the three months ended June 30, 2022. The increase in research and development expenses was primarily attributable to an increase of $2.0 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by a decrease of $0.4 million in contract R&D and manufacturing costs.
General and Administrative Expenses
General and administrative expenses increased $0.1 million, or 1.3%, to $10.7 million in the three months ended June 30, 2023, compared to $10.6 million in the three months ended June 30, 2022, primarily as a result of an increase of $0.9 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by a decrease of $0.5 million in facility related expenses and a decrease of $0.3 million in legal fees.
Sales and Marketing Expenses
Sales and marketing expenses increased $4.9 million, or 12.4%, to $44.3 million in the three months ended June 30, 2023, compared to $39.4 million in the three months ended June 30, 2022. The increase in sales and marketing expenses was primarily as a result of an increase of $6.3 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits, partially offset by a decrease of $2.2 million related to advertising expenses.
Amortization of Intangible Assets
Amortization of intangible assets was $2.3 million in the three months ended June 30, 2023, compared to $2.3 million in the three months ended June 30, 2022. Amortization of intangible assets consisted primarily of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $0.6 million and $12.2 million in the three months ended June 30, 2023 and 2022, respectively, which related to the change in fair value of contingent consideration.
Acquired In-Process Research & Development
Acquired in-process research & development was $15.4 million for the three months ended June 30, 2023 which related to the Radian acquisition. We recorded no acquired in-process research & development in the three months ended June 30, 2022.
Other Income (Expense), Net
Other income, net was $4.4 million in the three months ended June 30, 2023 consisting primarily of interest income on cash equivalents and short-term investments. Other expense, net was $0.5 million in the three months ended June 30, 2022 consisting primarily of losses on foreign currency transactions, partially offset by interest income on cash equivalents and short-term investments.
Income Tax Benefit
Income tax benefit was $0.3 million for the three months ended June 30, 2023 primarily related to losses in certain foreign jurisdictions. Income tax benefit was $0.5 million for the three months ended June 30, 2022 primarily related to losses in certain foreign jurisdictions.

Comparison of the Six Months Ended June 30, 2023 and 2022
Net Revenue
Net revenue was $163.5 million for the six months ended June 30, 2023, an increase of $46.1 million, or 39.3%, compared to $117.4 million for the six months ended June 30, 2022. Net revenue is primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products as we expanded our customer base in the U.S. and increased sales with our existing customer base. Our expanded product offering of the fourth-generation rechargeable SNM system in January 2023, recharge-free SNM system in March 2022 and the acquisition of the Bulkamid product in February 2021 have also contributed to our expansion of customers and more patients being treated with our existing customers.
Cost of Goods Sold and Gross Margin
We incurred $40.9 million of cost of goods sold for the six months ended June 30, 2023. We incurred $34.0 million of cost of goods sold for the six months ended June 30, 2022. Gross margin was 75.0% in the six months ended June 30, 2023, compared to 71.1% for the six months ended June 30, 2022. The increase in gross margin is primarily due to higher sales volumes and product mix.
Research and Development Expenses
Research and development expenses decreased $1.4 million, or 7.4%, to $17.0 million in the six months ended June 30, 2023, compared to $18.4 million in the six months ended June 30, 2022. The decrease in research and development expenses was primarily attributable to a decrease of $2.6 million in contract R&D and manufacturing costs, a decrease of $1.1 million in royalty expense due to lower net revenue derived from the AMF Licensed Products, partially offset by an increase of $2.4 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits.
General and Administrative Expenses
General and administrative expenses increased $2.3 million, or 11.2%, to $22.9 million in the six months ended June 30, 2023, compared to $20.6 million in the six months ended June 30, 2022, primarily as a result of an increase of $2.9 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by a decrease of $0.8 million in legal fees.
Sales and Marketing Expenses
Sales and marketing expenses increased $14.5 million, or 20.0%, to $86.9 million in the six months ended June 30, 2023, compared to $72.4 million in the six months ended June 30, 2022. The increase in sales and marketing expenses was attributed to an increase of $13.9 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits.
Amortization of Intangible Assets
Amortization of intangible assets was $4.5 million in the six months ended June 30, 2023, compared to $4.8 million in the six months ended June 30, 2022. Amortization of intangible assets consisted primarily of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $2.4 million and $12.2 million in the six months ended June 30, 2023 and 2022, respectively, which related to the change in fair value of contingent consideration.
Acquired In-Process Research & Development
Acquired in-process research & development was $15.4 million for the six months ended June 30, 2023 which related to the Radian acquisition. We recorded no acquired in-process research & development in the six months ended June 30, 2022.
Other Income (Expense), Net
Other income, net was $8.7 million in the six months ended June 30, 2023 consisting primarily of interest income on cash equivalents and short-term investments. Other expense, net was $0.7 million in the six months ended June 30, 2022 consisting primarily of losses on foreign currency transactions, partially offset by interest income on cash equivalents and short-term investments.
Income Tax Benefit
Income tax benefit was $1.1 million for the six months ended June 30, 2023 primarily related to losses in certain foreign jurisdictions. Income tax benefit was $1.6 million for the six months ended June 30, 2022 primarily related to losses in certain foreign jurisdictions.
Liquidity and Capital Resources
We only began full-scale commercialization of our first rechargeable SNM system in late 2019. We have expended significant resources on research and development activities, growing our operations organization and building and training our sales organization.
We incurred net losses of $16.6 million and $44.1 million for the six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of $390.9 million as of June 30, 2023 compared to $374.3 million at December 31, 2022. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our products in the United States and internationally.
As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $331.5 million compared to $357.2 million at December 31, 2022. We expect that our cash, cash equivalents, and short-term investments on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock and cash receipts from sales of our products. As of June 30, 2023, we had no outstanding borrowings.
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in)
Operating activities	$(19,990)	$(10,009)
Investing activities	(67,929)	(10,923)
Financing activities	(4,836)	1,924
Effect of exchange rate changes on cash and cash equivalents	(748)	1,366
Net decrease in cash and cash equivalents	$(93,503)	$(17,642)

Net cash used in operating activities
Net cash used in operating activities was $20.0 million for the six months ended June 30, 2023 and consisted primarily of a net loss of $16.6 million and a decrease from changes in net operating assets of $47.6 million, partially offset by non-cash charges of $44.2 million. Net operating assets consisted primarily of inventory and accounts receivable due to the commercial growth in the United States. Non-cash charges consisted primarily of stock-based compensation and acquired in-process research and development.
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
Net cash used in investing activities
Net cash used in investing activities was $67.9 million for the six months ended June 30, 2023 and consisted of purchases of short-term investments and property and equipment, partially offset by sales and maturities of short-term investments.
Net cash used in investing activities was $10.9 million for the six months ended June 30, 2022 and consisted of purchases of short-term investments and property and equipment.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $4.8 million for the six months ended June 30, 2023 and consisted primarily of payment of contingent consideration recognized at acquisition, partially offset by proceeds from exercise of stock options.
Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2022 and consisted of proceeds from exercise of stock options.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2023.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $331.5 million as of June 30, 2023, which came from public offerings of our common stock and cash receipts from our product sales. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness in internal control over financial reporting, as described below.
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
During the year ended December 31, 2021, we determined that a material weakness exists relating to the determination of the fair values of identifiable intangible assets and contingent consideration liability related to business combinations. This control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.
In addition, during the three months ended September 30, 2022 we determined that we have the following additional material weakness in our internal control over financial reporting:
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
Remediation Plan
We have identified steps, as further described below, to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment. We are committed to ensuring that our internal control over financial reporting are designed and operating effectively. Our remediation process includes, but is not limited to:
•Conducting a comprehensive review and assessment of internal control over financial reporting to include the design of general information technology controls in the area of user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties for systems supporting our internal controls processes and financial reporting;
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
During the six months ended June 30, 2023, management implemented our remediation plan regarding the material weakness relating to the determination of the fair values of identifiable intangible assets and contingent consideration liability related to business combinations. During the three months ended June 30, 2023, we completed our testing of the operating effectiveness of the related implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of June 30, 2023.
We believe that the remediation plan will remediate the material weakness in our internal control over financial reporting surrounding the design of information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process. The weakness will not be considered remediated, however, until the applicable controls operate and management has concluded, through testing, that these controls are operating effectively.
As we continue to evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. We will continue to take steps necessary to remedy the material weakness to reinforce the overall design and capability of our control environment.
Changes in internal control over financial reporting
Except for the changes in connection with our implementation of the remediation plan discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
There have been no material developments in the litigation matters disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023, during the quarter ended June 30, 2023.
Item 1A. Risk Factors.
You should carefully consider the information described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023. There have been no material changes from the risk factors disclosed in our recent SEC filings, including our most recently filed Form 10-K, as referenced above except as follows:
Any termination or loss of significant rights under the License Agreement would materially and adversely affect our development and commercialization of our rechargeable SNM system.
AMF has alleged that Axonics is in material breach of the License Agreement because it is not paying royalties on its F15 product, and AMF has claimed that it has terminated the License Agreement on that basis. Axonics strongly disagrees that it is required to pay royalties on F15 or that AMF has the right to terminate the License Agreement. Axonics has paid and will continue to pay 4% royalties on the rechargeable products launched to date. If the dispute between the parties cannot be settled amicably, the parties are obligated to go to arbitration. Any effective termination or loss of rights (including exclusivity) under the License Agreement could materially and adversely affect our ability to continue to sell products covered by the License Agreement, which in turn would have a material adverse effect on our business, operating results and prospects.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.     Exhibits.
EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1	Lease, dated April 1, 2023, between Sand Canyon Business Center I LLC and Axonics, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2023)
10.2
Third Amendment to Lease, dated April 1, 2023, between The Irvine Company LLC and Axonics, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2023)

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

AXONICS, INC.
Date: July 31, 2023	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 31, 2023	By:	/s/ Dan L. Dearen
Dan L. Dearen
President and Chief Financial Officer
(Principal Financial and Accounting Officer)