Form 10-Q
period 2023-09-30
Axonics, Inc.
filed 2023-10-31
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 27, 2023, 50,662,028 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and discussed more detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (SEC). In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report on Form 10-Q and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “Axonics,” “our company,” “we,” “us” and “our” refer to Axonics, Inc. and our consolidated subsidiaries.
This Quarterly Report on Form 10-Q includes our trademarks and trade names, including, without limitation, Axonics®, Axonics R20™, Axonics F15™ and Bulkamid®, which are our property and are protected under applicable intellectual property laws. This Quarterly Report on Form 10-Q also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Part I—Financial Information
Item 1.    Condensed Consolidated Financial Statements (unaudited)
Axonics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$147,323	$238,846
Short-term investments	197,393	118,365
Accounts receivable, net of allowance for credit losses of $380 and $321 at September 30, 2023 and December 31, 2022, respectively	48,944	44,817
Inventory, net	74,909	55,765
Prepaid expenses and other current assets	6,816	7,282
Total current assets	475,385	465,075
Property and equipment, net	6,556	6,798
Intangible assets, net	80,274	86,253
Other assets	3,245	6,813
Goodwill	95,287	94,414
Total assets	$660,747	$659,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,666	$9,070
Accrued liabilities	5,962	6,520
Accrued compensation and benefits	12,994	15,495
Operating lease liabilities, current portion	1,971	1,562
Other current liabilities	—	32,600
Total current liabilities	35,593	65,247
Operating lease liabilities, net of current portion	876	7,555
Deferred tax liabilities, net	13,658	16,412
Total liabilities	50,127	89,214
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001, 75,000,000 shares authorized at September 30, 2023 and December 31, 2022; 50,669,203 and 49,546,727 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	1,022,052	969,545
Accumulated deficit	(386,926)	(374,264)
Accumulated other comprehensive loss	(24,511)	(25,147)
Total stockholders’ equity	610,620	570,139
Total liabilities and stockholders’ equity	$660,747	$659,353
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$93,100	$70,384	$256,644	$187,784
Cost of goods sold	23,996	19,124	64,850	53,086
Gross profit	69,104	51,260	191,794	134,698
Operating expenses
Research and development	8,167	7,936	25,172	26,307
General and administrative	11,778	9,389	34,659	29,974
Sales and marketing	47,544	39,751	134,468	112,195
Amortization of intangible assets	2,302	2,317	6,803	7,112
Acquisition-related costs	—	8,242	2,368	20,447
Acquired in-process research & development	—	—	15,447	—
Total operating expenses	69,791	67,635	218,917	196,035
Loss from operations	(687)	(16,375)	(27,123)	(61,337)
Other income (expense)
Interest and other income	4,271	1,501	12,149	1,904
Interest and other expense	(83)	(1,898)	774	(3,026)
Other income (expense), net	4,188	(397)	12,923	(1,122)
Income (loss) before income tax benefit	3,501	(16,772)	(14,200)	(62,459)
Income tax benefit	(427)	(520)	(1,538)	(2,096)
Net income (loss)	3,928	(16,252)	(12,662)	(60,363)
Foreign currency translation adjustment	(6,185)	(12,057)	636	(29,625)
Comprehensive loss	$(2,257)	$(28,309)	$(12,026)	$(89,988)

Net income (loss) per share, basic (see Note 1)	$0.08	$(0.34)	$(0.26)	$(1.31)
Weighted-average shares used to compute basic net income (loss) per share (see Note 1)	49,244,981	47,208,192	48,973,252	46,185,209
Net income (loss) per share, diluted (see Note 1)	$0.08	$(0.34)	$(0.26)	$(1.31)
Weighted-average shares used to compute diluted net income (loss) per share (see Note 1)	50,086,491	47,208,192	48,973,252	46,185,209
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2022	49,546,727	$5	$969,545	$(374,264)	$(25,147)	$570,139
Issuance of common stock for employee stock option exercises for cash	116,452	—	1,930	—	—	1,930
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	247,770	—	7,295	—	—	7,295
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	199,718	—	3,419	—	—	3,419
Foreign currency translation adjustment	—	—	—	—	3,071	3,071
Net loss	—	—	—	(9,248)	—	(9,248)
Balance at March 31, 2023	50,110,667	5	982,189	(383,512)	(22,076)	576,606
Issuance of common stock for employee stock option exercises for cash	43,229	—	864	—	—	864
RSA issuances and forfeitures for terminations, net and stock-based compensation	42,578	—	7,676	—	—	7,676
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	3,528	—	—	3,528
Issuance of common stock for acquisition of in-process research & development	264,783	—	15,447	—	—	15,447
Foreign currency translation adjustment	—	—	—	—	3,750	3,750
Net loss	—	—	—	(7,342)	—	(7,342)
Balance at June 30, 2023	50,461,257	5	1,009,704	(390,854)	(18,326)	600,529
Issuance of common stock for employee stock option exercises for cash	34,138	—	878	—	—	878
RSA issuances and forfeitures for terminations, net and stock-based compensation	157,558	—	8,678	—	—	8,678
Issuance of common stock for vesting of RSU and stock-based compensation	16,250	—	2,792	—	—	2,792
Foreign currency translation adjustment	—	—	—	—	(6,185)	(6,185)
Net income	—	—	—	3,928	—	3,928
Balance at September 30, 2023	50,669,203	$5	$1,022,052	$(386,926)	$(24,511)	$610,620

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2021	46,330,167	$5	$803,559	$(314,566)	$(6,560)	$482,438
Issuance of common stock for employee stock option exercises for cash	91,286	—	1,444	—	—	1,444
RSA issuances and forfeitures for terminations, net and stock-based compensation	312,479	—	5,633	—	—	5,633
Issuance of common stock for vesting of RSU and stock-based compensation	268,930	—	1,505	—	—	1,505
Foreign currency translation adjustment	—	—	—	—	(4,920)	(4,920)
Net loss	—	—	—	(22,668)	—	(22,668)
Balance at March 31, 2022	47,002,862	5	812,141	(337,234)	(11,480)	463,432
Issuance of common stock for employee stock option exercises for cash	35,803	—	480	—	—	480
RSA issuances and forfeitures for terminations, net and stock-based compensation	79,051	—	6,490	—	—	6,490
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	1,415	—	—	1,415
Foreign currency translation adjustment	—	—	—	—	(12,648)	(12,648)
Net loss	—	—	—	(21,443)	—	(21,443)
Balance at June 30, 2022	47,117,716	5	820,526	(358,677)	(24,128)	437,726
Issuance of common stock for employee stock option exercises for cash	220,114	—	3,577	—	—	3,577
RSA issuances and forfeitures for terminations, net and stock-based compensation	129,264	—	6,776	—	—	6,776
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	1,442	—	—	1,442
Follow-on offering - issuance of 2,012,500 shares at $63.85 per share, less closing costs of $192	2,012,500	—	128,306	—	—	128,306
Foreign currency translation adjustment	—	—	—	—	(12,057)	(12,057)
Net loss	—	—	—	(16,252)	—	(16,252)
Balance at September 30, 2022	49,479,594	$5	$960,627	$(374,929)	$(36,185)	$549,518
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(12,662)	$(60,363)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,295	8,841
Stock-based compensation	33,388	23,261
Acquired in-process research & development	15,447	—
Provision for (reversal of) allowance of credit losses	59	(57)
Change in fair value of contingent consideration	2,400	20,130
Deferred income taxes and other items, net	(2,688)	(1,630)
Changes in operating assets and liabilities
Accounts receivable	(4,164)	(8,220)
Inventory	(19,326)	6,256
Prepaid expenses and other current assets	(1,814)	1,836
Other assets	(2,326)	98
Accounts payable	5,577	2,517
Accrued liabilities	(623)	1,740
Accrued compensation and benefits	(2,502)	(624)
Lease liabilities	(337)	53
Other liabilities	(27,370)	—
Net cash used in operating activities	(7,646)	(6,162)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,243)	(1,888)
Purchases of short-term investments	(288,914)	(128,436)
Proceeds from sales and maturities of short-term investments	212,175	20,000
Net cash used in investing activities	(78,982)	(110,324)
Cash Flows from Financing Activities
Payment of contingent consideration recognized at acquisition	(7,630)	—
Proceeds from offering of common stock upon follow-on public offering	—	128,498
Payment of common stock offering costs upon follow-on public offering	—	(192)
Proceeds from exercise of stock options	3,672	5,501
Net cash (used in) provided by financing activities	(3,958)	133,807
Effect of exchange rate changes on cash and cash equivalents	(937)	3,132
Net (decrease) increase in cash and cash equivalents	(91,523)	20,453
Cash and cash equivalents, beginning of year	238,846	220,878
Cash and cash equivalents, end of period	$147,323	$241,331
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$55	$1
Cash paid for taxes	$94	$644
Noncash Investing and Financing Activities
Property and equipment acquired but not yet paid	$7	$29
Common stock issuance for acquired in-process research & development	$15,447	$—
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
The Company is a medical technology company that develops and commercializes innovative and minimally invasive products to treat bladder and bowel dysfunction. The Company has designed and developed both rechargeable (R20) and recharge-free (F15) implantable sacral neuromodulation (SNM) systems, which deliver mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (OAB), urinary retention (UR) and fecal incontinence (FI). The Company’s products are protected by intellectual property based on Company-generated innovations and patents and other intellectual property licensed from AMF. The Company has regulatory marketing approvals in the United States for all relevant clinical indications. In Europe, Canada, and Australia, the Company has regulatory marketing approvals for most relevant clinical indications. The premarket approval (PMA) application for the Company’s first rechargeable SNM system for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) on September 6, 2019, and the PMA application for the first rechargeable SNM system for the treatment of OAB and UR was approved by the FDA on November 13, 2019. Accordingly, the Company began U.S. commercialization of its first rechargeable SNM system in the fourth quarter of 2019.
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
Acquisition of in-process research & development (IPR&D) from Radian, LLC
In April 2023, the Company acquired the assets of Radian, LLC (the Seller), for total consideration of the issuance of 264,783 shares of common stock and a potential future milestone payment of up to $2.5 million (the Radian acquisition).
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
The consideration transferred at closing had an acquisition date fair value of $15.4 million based on a per share value of $58.34 on the acquisition date and was recognized immediately as IPR&D expense in the unaudited condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2023. The potential future milestone payment of $2.5 million, payable in either cash or shares of common stock, will become payable upon the Company receiving from the FDA 510(k) clearance for the acquired IPR&D technology.
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
The unaudited interim condensed consolidated financial statements and related footnote disclosures as of and for the three and nine months ended September 30, 2023 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and nine months ended September 30, 2023 in accordance with United States generally accepted accounting principles (GAAP), however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed with the SEC on March 1, 2023).
Liquidity
The Company began full-scale commercialization of its first r-SNM System in late 2019. The Company has expended significant resources on research and development activities, growing its operations organization and building and training its sales organization.
The Company incurred net losses of $12.7 million and $60.4 million for the nine months ended September 30, 2023 and 2022, respectively, and had an accumulated deficit of $386.9 million as of September 30, 2023 compared to $374.3 million at December 31, 2022. The Company expects to continue to spend a significant amount of its existing resources on sales and marketing activities as the Company continues to invest in commercializing and marketing its products in the United States and internationally.
As of September 30, 2023, the Company had cash, cash equivalents, and short-term investments of $344.7 million compared to $357.2 million at December 31, 2022. The Company expects that its cash, cash equivalents, and short-term investments on hand will be sufficient to fund its operations through at least the next 12 months. The Company funds its operations through a combination of proceeds from public offerings of its common stock and cash receipts from sales of its products. As of September 30, 2023, the Company had no outstanding borrowings.
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
Revenue Recognition
Revenue recognized during the nine months ended September 30, 2023 and 2022 relates entirely to the sale of the Company’s products to its customers and distributors.
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
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.2 million and $0.2 million at September 30, 2023 and December 31, 2022, respectively, and is recorded as a reduction of gross revenue in its unaudited condensed consolidated statements of comprehensive loss. Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three and nine months ended September 30, 2023, the replacement costs were minimal and $0.1 million, respectively. For the three and nine months ended September 30, 2022, the replacement costs were minimal and $0.1 million, respectively. The replacement costs are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to sales and marketing expense. The warranty liability as of September 30, 2023 and December 31, 2022 was $0.1 million and $0.1 million, respectively.
Shipping and handling costs incurred for the delivery of goods to customers and distributors are included in cost of goods sold. Amounts billed to customers and distributors for shipping and handling are included in net revenue.

The following table provides additional information pertaining to net revenue disaggregated by product and geographic market for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SNM net revenue
United States	$72,212	$55,610	$198,270	$147,793
International markets	1,737	1,249	5,025	3,894
	$73,949	$56,859	$203,295	$151,687
Bulkamid net revenue
United States	$15,579	$11,045	$41,998	$27,837
International markets	3,572	2,480	11,351	8,260
	$19,151	$13,525	$53,349	$36,097
Total net revenue	$93,100	$70,384	$256,644	$187,784
Allowance for Credit Losses
The Company makes estimates of the collectability of accounts receivable in accordance with Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company’s estimate of future credit losses is made by management based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and reasonable forecasted economic trends. Despite the Company’s efforts to minimize credit risk exposure, customers could be adversely affected if future economic and industry trends change in such a manner as to negatively impact their cash flows. As a result, the Company’s future collection experience can differ significantly from historical collection trends. If the Company’s customers experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.
The following table summarizes the changes in our allowance for credit losses (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$321	$355
Write-offs	(12)	(74)
Bad debt expense	71	17
Balance at end of period	$380	$298
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
The Company’s business combination of Contura Limited involved potential payment of future consideration that was contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability was recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration was remeasured at each reporting period, and the change in fair value was recognized within operating expenses in the consolidated statements of comprehensive loss.
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
The following table summarizes the changes in the fair value of recurring Level 3 fair value measurements during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Liabilities
Contingent consideration:
Balance at beginning of period	$32,600	$10,370
Change in fair value included in earnings (loss)	2,400	20,130
Payment made	(35,000)	—
Balance at end of period	$—	$30,500
There were no transfers between Levels 1, 2 or 3 for the periods presented.
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the balance sheet date are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income (loss) within the unaudited condensed consolidated statements of comprehensive loss. There were no unrealized gains or losses during the three and nine months ended September 30, 2023 and 2022.
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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at September 30, 2023
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$140,371	$—	$140,371
Corporate notes	—	15,246	—	15,246
U.S. government and agency securities	121,307	—	—	121,307
	$121,307	$155,617	$—	$276,924
_____________________________________________
(1)    As of September 30, 2023, commercial paper investments of $79.5 million is included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase.

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

The Company holds investments in marketable debt securities that are classified and accounted for as cash equivalents or available-for-sale and are remeasured on a recurring basis. All of the Company’s available-for-sale debt securities are classified on the unaudited condensed consolidated balance sheets as cash equivalents or short-term investments. The following table summarizes the Company’s cash equivalents and investments in available-for-sale debt securities by significant investment category as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$79,531	$—	$—	$79,531
Corporate notes	—	—	—	—
U.S. government and agency securities	—	—	—	—
Total cash equivalents	$79,531	$—	$—	$79,531
Short-term investments:
Commercial paper	$60,840	$—	$—	$60,840
Corporate notes	15,267	2	(23)	15,246
U.S. government and agency securities	121,321	1	(15)	121,307
Total short-term investments	$197,428	$3	$(38)	$197,393

Total	$276,959	$3	$(38)	$276,924

	December 31, 2022
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$131,075	$—	$—	$131,075
Corporate notes	2,013	—	—	2,013
U.S. government and agency securities	3,982	—	—	3,982
Total cash equivalents	$137,070	$—	$—	$137,070
Short-term investments:
Commercial paper	$44,473	$—	$—	$44,473
Corporate notes	2,664	—	(2)	2,662
U.S. government and agency securities	71,342	6	(118)	71,230
Total short-term investments	$118,479	$6	$(120)	$118,365

Total	$255,549	$6	$(120)	$255,435
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
As of September 30, 2023, the Company had $45.1 million, $7.9 million and $21.9 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.7 million. As of December 31, 2022, the Company had $30.4 million, $5.7 million and $19.7 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.5 million.
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive gain or loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of September 30, 2023 and December 31, 2022, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive loss.
Customer and Vendor Concentration
As of September 30, 2023 and December 31, 2022, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of September 30, 2023 and December 31, 2022, there were three vendors and one vendor, respectively, who accounted for over 10% of the Company’s consolidated accounts payable. During the three and nine months ended September 30, 2023 and 2022, there were no customers who accounted for over 10% of the Company’s consolidated net revenue. During the three and nine months ended September 30, 2023, there were three vendors and three vendors, respectively, who accounted for over 10% of the Company’s inventory-related purchases. During the three and nine months ended September 30, 2022, there were three vendors and three vendors, respectively, who accounted for over 10% of the Company’s inventory-related purchases.

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
Goodwill
Goodwill represents the excess purchase price over the fair values of both tangible and intangible assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs an annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair value of its reporting unit using a combination of the discounted cash flow and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. During the nine months ended September 30, 2023 and 2022, the Company did not record any impairment charges related to goodwill.
Intangible Assets
Patent license asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the initial public offering, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period is 8.71 years. The asset has been fully amortized as of September 30, 2023. For additional information, see Note 7.
Exclusive license asset
The intangible asset represents exclusive rights to existing technologies and development services from Micro Systems Engineering, Inc. pursuant to an agreement entered into on March 2, 2021. The rights and services were provided in exchange for 65,594 shares of common stock, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the unaudited condensed consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. The Company recorded expense for the amortization of the exclusive license asset of $0.3 million and $0.7 million during the three and nine months ended September 30, 2023. The Company recorded expense for the amortization of the exclusive license asset of $0.3 million and $0.7 million during the three and nine months ended September 30, 2022. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges to date. For additional information, see Note 7.
Contura acquisition
The intangible assets represent technology, trade names and trademarks, and customer relationships acquired from Contura on February 25, 2021. The trade names and trademarks have an indefinite life. The straight-line method over the period of estimated benefit is used to amortize technology. ASC 350-30-35-3, General Intangibles other than Goodwill, states that customer relationships generally dissipate at a more rapid rate in the earlier periods following a company’s succession to these relationships, with the rate of attrition declining over time. As such, the accelerated method is used to amortize customer relationships. The Company recorded expense for the amortization of Contura acquisition intangible assets of $2.0 million and $6.1 million during the three and nine months ended September 30, 2023, respectively. The Company recorded expense for the amortization of Contura acquisition intangible assets of $2.1 million and $6.4 million during the three and nine months ended September 30, 2022, respectively. The Company reviewed the intangible assets for impairment for this asset group during the nine months ended September 30, 2023. As Bulkamid SARL ceased sales operations and did not recognize revenue during the year ended December 31, 2022, and does not expect to recognize revenue in future periods, the Company wrote off the customer relationships intangible asset of $0.3 million related to this entity during the year ended December 31, 2022. The impairment expense is recorded within the general and administrative expenses in its unaudited condensed consolidated statements of comprehensive loss. For additional information, see Note 7.
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
Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. There have been no impairments to indefinite-lived intangible assets during the nine months ended September 30, 2023.
Leases
In accordance with ASU 2016-02, Leases (Topic 842), components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. Topic 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in Topic 842 to assist in evaluating leases for appropriate classification between operating and finance leases. The aforementioned bright lines are applied consistently to the Company’s entire portfolio of leases.
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

Research and Development
Research and development costs are charged to operations as incurred. Research and development costs include employee compensation, including stock-based compensation, product development, including testing and engineering, royalty expense, and clinical studies to develop and support the Company’s SNM systems, including clinical study and registry management and monitoring, payments to clinical investigators, and data management. Other research and development expenses include consulting and advisory fees, royalty expense, travel expenses, and equipment-related expenses and other miscellaneous office and facilities expenses related to research and development programs.
Advertising Expense
The Company expenses advertising costs as they are incurred. During the three and nine months ended September 30, 2023, advertising expense totaled $5.2 million and $13.6 million, respectively, and are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss. During the three and nine months ended September 30, 2022, advertising expense totaled $6.0 million and $15.5 million, respectively, and are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.
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
Net Income (Loss) per Share of Common Stock
Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, common stock options, unvested RSAs and RSUs are considered to be potentially dilutive securities. During the periods the Company has reported a net loss, diluted net loss per share of common stock is the same as basic net loss per share of common stock for those periods.
For the nine months ended September 30, 2023, there were 2,144,827 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss. For the three and nine months ended September 30, 2022, there were 2,389,761 and 2,401,649 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
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
Note 2. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands) at:

	September 30,	December 31,
	2023	2022
Equipment	$2,827	$2,645
Computer hardware and software	3,463	3,282
Tools and molds	2,225	1,735
Leasehold improvements	4,449	4,449
Furniture and fixtures	1,876	1,810
Construction in progress	1,737	413
	16,577	14,334
Less: accumulated depreciation and amortization	(10,021)	(7,536)
	$6,556	$6,798

Depreciation and amortization expense of property and equipment was $1.0 million and $2.5 million for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expense of property and equipment was $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively.
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
The Company entered into an operating lease for approximately 25,548 square feet of office space beginning on August 1, 2018, and expiring on October 31, 2027. In April 2023, the lease was amended to reduce the expiration date to December 31, 2024 and in September 2023, the lease was amended to extend the expiration date to July 1, 2025. Upon the execution of the amendment, which was deemed to be a lease modification, the Company reassessed the lease liability using the incremental borrowing rate for a collateralized asset of the same remaining term at the modification date and adjusted the carrying amount of ROU assets by the amount of the remeasurement of the liability. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease.
In June 2019, the Company entered into an eight-year operating lease for approximately 32,621 square feet of office space beginning on January 15, 2020 and expiring on January 31, 2028. In April 2023, the lease was amended to reduce the expiration date to March 31, 2024 and in September 2023, the lease was amended to extend the expiration date to December 31, 2024. Upon the execution of the amendment, which was deemed to be a lease modification, the Company reassessed the lease liability using the incremental borrowing rate for a collateralized asset of the same remaining term at the modification date and adjusted the carrying amount of ROU assets by the amount of the remeasurement of the liability. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. The Company uses these premises as its new principal executive offices and for general office space. The Company is utilizing its other currently-leased spaces to conduct the training of its sales team and for manufacturing purposes. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease.
In August 2020, the Company entered into a 38-month operating lease for approximately 5,693 square feet of warehouse space beginning on October 15, 2020 and expiring on December 31, 2023. In April 2023, the lease was amended to extend the expiration date to December 31, 2024 and in September 2023, the lease was amended to extend the expiration date to July 1, 2025. Upon the execution of the amendment, which was deemed to be a lease modification, the Company reassessed the lease liability using the incremental borrowing rate for a collateralized asset of the same remaining term at the modification date and adjusted the carrying amount of ROU assets by the amount of the remeasurement of the liability. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. The Company uses these premises for general warehouse space.
In March 2022, the Company entered into an 18-month operating lease for approximately 3,276 square feet of warehouse space beginning on July 1, 2022 and expiring on December 31, 2023. In April 2023, the lease was amended to extend the expiration date to December 31, 2024 and in September 2023, the lease was amended to extend the expiration date to July 1, 2025. Upon the execution of the amendment, which was deemed to be a lease modification, the Company reassessed the lease liability using the incremental borrowing rate for a collateralized asset of the same remaining term at the modification date and adjusted the carrying amount of ROU assets by the amount of the remeasurement of the liability. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease. The Company uses these premises for general warehouse space.
In April 2023, the Company entered into a 120-month operating lease for approximately 145,960 square feet of office and warehouse space beginning on April 1, 2024 and expiring on March 31, 2034. The Company will use these premises as its new principal executive offices and for general office, manufacturing, and warehousing space. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease. The Company has not taken possession or has been given control of this leased property as of September 30, 2023. Therefore, the Company has not recorded any ROU assets or operating lease liabilities related to this lease.
During the three and nine months ended September 30, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities. During the three and nine months ended September 30, 2022, ROU assets obtained in exchange for new operating lease liabilities were $0.1 million and $0.1 million, respectively. As of September 30, 2023 and December 31, 2022, the ROU assets had a balance of $1.2 million and $6.2 million, respectively. The operating lease ROU assets are included within the Company’s non-current other assets, and lease liabilities are included in current or noncurrent liabilities in the Company’s unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2023, cash paid for amounts included in operating lease liabilities was $0.6 million and $1.6 million, respectively. During the three and nine months ended September 30, 2022, cash paid for amounts included in operating lease liabilities was $0.6 million and $1.6 million, respectively. Amortization of the ROU assets was $0.1 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. Amortization of the ROU assets was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease term for the Company’s operating leases was 1.5 years and 4.9 years, respectively. The weighted-average incremental borrowing rate for a collateralized asset of the same remaining term used to determine the present value of the Company’s operating leases’ future payments was 5.8% and 7.1%, respectively.

Total lease costs for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$528	$542	$1,616	$1,590
Short-term lease cost	25	24	70	65
Variable lease cost	167	188	452	445
Amortization of net lease liabilities	(549)	(97)	(1,272)	(281)
Total lease cost	$171	$657	$866	$1,819
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF, a Company stockholder, licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year after 2018, subject to a maximum amount of $200,000 per year. The Company recorded related royalties of $0.6 million and $1.7 million during the three and nine months ended September 30, 2023, respectively. The Company recorded related royalties of $0.6 million and $2.8 million during the three and nine months ended September 30, 2022, respectively. Royalty expense is included in operating expenses in the unaudited condensed consolidated statements of comprehensive loss. Accrued royalties of $0.6 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively, are included within accrued liabilities in the Company’s unaudited condensed consolidated balance sheets. Royalty expense is declining because the Company’s F15 recharge-free SNM device is not covered by any AMF patents licensed to the Company and is therefore not an AMF Licensed Product that requires the payment of a royalty to AMF. For additional information, see Legal Matters section below.
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
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against the Company in the U.S. District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. The Company refers to this matter as the Medtronic Litigation. The complaint asserts that the Company’s rechargeable SNM system infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that the Company has infringed and is infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing the Company from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The

Company believes the allegations are without merit and is vigorously defending itself against them. The Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences. The Federal Circuit recently reversed the decision of the Patent Trials & Appeals Board of the U.S. Patent & Trademark Office (PTAB) that the tined leads patents asserted against Axonics were valid, finding that the PTAB committed legal error in its analysis. The Federal Circuit remanded the matter to the PTAB for another review consistent with its opinion. Because of this development, the Court has issued a stay on the litigation proceedings, pending the outcome of the proceedings before the PTAB. As a result, the jury trial previously scheduled for August 2023 has been postponed. The Federal Circuit also recently vacated the decision of the PTAB that certain claims of Patent Nos. 8,738,148 and 8,457,758 had not been shown to be invalid and the Federal Circuit remanded these matters for further proceedings for before the PTAB.
On September 18, 2023, the Company commenced an arbitration against AMF with JAMS seeking, among other things, resolution that AMF’s purported attempt to terminate the License Agreement, dated October 1, 2013, was ineffective and that the Company does not owe any royalties to AMF for the Company’s F15 product and did not breach by not paying royalties on its F15 product. AMF responded to the arbitration demand and asserted multiple claims. On October 5, 2023, the Company and AMF entered into an interim agreement while the arbitration proceedings are pending. Pursuant to this interim agreement, the Company agreed to deposit into an escrow account an amount equal to 4% of the net revenues previously received for sales of the Company’s F15 product that are the subject of dispute, which the Company has determined is approximately $13 million from January 1, 2022 through September 30, 2023, with interest, and will continue to deposit the disputed 4% of net revenues of the Company’s F15 product with interest into the escrow account during the pendency of the arbitration proceedings. The Company has paid and, under this interim agreement, will continue to pay 4% royalties on rechargeable products. While the Company believes that AMF’s claims are without merit and intends to vigorously defend against those claims, there can be no assurance as to the outcome of the arbitration.
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
Note 4. Stock-Based Compensation
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,344	$1,734	$6,962	$4,996
General and administrative	3,291	2,052	9,176	5,980
Sales and marketing	5,835	4,432	17,250	12,285
	$11,470	$8,218	$33,388	$23,261

Stock Option Activity
The option awards issued under the 2014 Stock Option Plan (the 2014 Plan) and the 2018 Omnibus Incentive Plan (the 2018 Plan) were measured based on fair value. The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were no stock option grants for the three and nine months ended September 30, 2023 and 2022.
As of September 30, 2023 and December 31, 2022, there was $0.3 million and $1.8 million, respectively, of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 0.8 years and 1.0 year, respectively.
The following table summarizes stock option activity for the nine months ended September 30, 2023 under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,046,610	$18.81
Options exercised	(193,819)	18.94	$8,116	(1)
Options forfeited	(6,283)	31.99
Outstanding at September 30, 2023	846,508	$18.68	$31,792	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of the third quarter of 2023 and the stock option exercise price, multiplied by the number of in-the-money options as of September 30, 2023. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable was 5.4 years and 6.1 years at September 30, 2023 and December 31, 2022, respectively.
Restricted Shares Awards Activity
As of September 30, 2023 and December 31, 2022, there was $57.8 million and $54.0 million, respectively, of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 2.1 years and 2.3 years, respectively.

The following table summarizes restricted shares awards activity for the nine months ended September 30, 2023:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2022	1,320,866	$52.23
Restricted shares awards granted	544,391	57.56
Restricted shares awards vested	(462,713)	48.15
Restricted shares awards forfeited	(96,485)	54.80
Outstanding at September 30, 2023	1,306,059	$55.71
Restricted Stock Units Activity
As of September 30, 2023 and December 31, 2022, there was $6.7 million and $1.3 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.9 years and 0.8 years, respectively.
The following table summarizes restricted stock units activity for the nine months ended September 30, 2023:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2022	183,418	$48.74
Restricted stock units granted	286,750	65.44
Restricted stock units vested	(215,968)	50.71
Restricted stock units forfeited	(23,500)	75.07
Outstanding at September 30, 2023	230,700	$70.20
Note 5. Income Taxes
The following table presents details of the provision for income taxes and effective tax rates (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax benefit	$(427)	$(520)	$(1,538)	$(2,096)
Effective tax rate	(12.20)%	3.10%	10.83%	3.36%
The Company periodically evaluates whether a portion or all of its deferred tax assets will be recovered. The Company records a valuation allowance against deferred tax assets if and to the extent it is more likely than not that they will not be recovered. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and the market environment, with each consideration weighted based on its reliability. The Company continues to maintain a full valuation allowance against its otherwise recognizable U.S. net deferred income tax assets as of September 30, 2023 and December 31, 2022.

The effective tax rate differs from the statutory U.S. income tax rate due to differing tax rates imposed on income earned in foreign jurisdictions, losses in foreign jurisdictions, and certain nondeductible expenses. The effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The provision for income taxes for the nine months ended September 30, 2023 was primarily the result of losses benefited in certain foreign jurisdictions.
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
Note 6. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the three and nine months ended September 30, 2023, the Company contributions to the plan amounted to $0.7 million and $1.9 million, respectively. During the three and nine months ended September 30, 2022, the Company contributions to the plan amounted to $0.5 million and $1.5 million, respectively.
Note 7. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the nine months ended September 30, 2023 included the following (in thousands):

December 31, 2022	$94,414
Foreign currency translation adjustment	873
September 30, 2023	$95,287

Intangible assets as of September 30, 2023 included the following (in thousands):

		September 30, 2023
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(2,200)	—	—	1,100
Technology	12 years	81,100	(17,557)	—	(8,514)	55,029
Trade names and trademarks	Indefinite	19,700	—	—	(2,239)	17,461
Customer relationships	12 years	11,400	(3,475)	(287)	(954)	6,684
		$116,500	$(24,232)	$(287)	$(11,707)	$80,274
Intangible assets as of December 31, 2022 included the following (in thousands):

		December 31, 2022
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Asset, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(1,540)	—	—	1,760
Technology	12 years	81,100	(12,496)	—	(9,141)	59,463
Trade names and trademarks	Indefinite	19,700	—	—	(2,398)	17,302
Customer relationships	12 years	11,400	(2,393)	(287)	(992)	7,728
		$116,500	$(17,429)	$(287)	$(12,531)	$86,253
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

SNM Systems
Our newly developed recharge-free SNM system, Axonics F15, received FDA approval in March 2022 and utilizes a primary cell battery with an expected life of 15 years at typical stimulation parameters and over 20 years at lower amplitude settings and offers broad MRI access with 1.5T and 3.0T scanners. The recharge-free implantable neurostimulator (INS) is approximately 10cc in volume, utilizes constant current stimulation, an easy-to-use, intuitive recharge-free patient remote control and other related accessories.
Our newly developed fourth-generation rechargeable SNM system, Axonics R20, is only 5cc in volume and is designed to last 20 or more years in the human body. R20 provides constant current stimulation and offers broad MRI access with 1.5T and 3.0T scanners. R20 utilizes an easy-to-use, intuitive patient remote control and requires recharging for only one hour every 6 to 10 months, which is the longest interval between recharging among rechargeable SNM systems. The R20 received FDA approval in January 2023 and replaces the previous rechargeable SNM system offered by Axonics that was the first to be marketed worldwide.
We began U.S. commercialization in the middle of the fourth quarter of 2019 after receiving FDA premarket approval (PMA) of our first rechargeable SNM system. We also have marketing approvals from regulators in Europe, Canada, and Australia for certain SNM systems for most relevant clinical indications.
SNM therapy has been commercially available in the United States for over 25 years and has been clinically proven to provide a safe, effective, reversible, and long-lasting symptom relief. We believe that our SNM systems offer therapeutic benefits and competitive advantages compared to the InterStim SNM systems offered by Medtronic.
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
We focus most of our sales and marketing efforts in the United States where reimbursement for SNM therapy is well-established and covered by the vast majority of major U.S. insurers and Medicare.
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

Our Markets
The market for SNM therapy is large and growing and highly underpenetrated, with approximately 19 million women in the United States having moderate to severe UUI or mixed urinary incontinence (MUI) symptoms, which is urinary incontinence related to both urgency and stress. Before treating patients with a third-line therapy such as SNM, physicians are required to prescribe first- and second-line therapies. First-line therapies include behavioral changes such as diet and exercise, and second-line therapies include drug therapy. We believe the SNM market will continue to expand for the foreseeable future driven by increased awareness and education of SNM therapy, greater expectations for quality of life, and improved patient attitudes toward receiving medical attention. In addition, market growth is anticipated due to continued innovation and the introduction of new efficacious and long-lived products for SNM therapy. We believe that this represents a compelling opportunity for our SNM systems to capture market share and grow the market for SNM therapy.
The market for SUI therapy is highly underpenetrated, with approximately 22 million women in the United States having moderate to severe SUI or MUI symptoms. The first-line treatment options for SUI begin with lifestyle changes and continence pessaries. SUI lacks pharmacologic treatments, with patients next advancing to urethral bulking agents, pelvic floor sling surgery or colposuspension. We estimate that of the women who have sought medical treatment, most were offered conservative therapy or opted for no treatment due to a lack of non-invasive treatment options with high efficacy.
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

Components of Our Results of Operations
Net Revenue
Revenue during the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SNM net revenue
United States	$72,212	$55,610	$198,270	$147,793
International markets	1,737	1,249	5,025	3,894
	$73,949	$56,859	$203,295	$151,687
Bulkamid net revenue
United States	$15,579	$11,045	$41,998	$27,837
International markets	3,572	2,480	11,351	8,260
	$19,151	$13,525	$53,349	$36,097
Total net revenue	$93,100	$70,384	$256,644	$187,784
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
The following table summarizes our research and development expenses by functional area for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Personnel related	$5,642	$4,479	$17,031	$13,638
Clinical development	336	333	713	871
Contract R&D and manufacturing	1,396	2,328	4,882	8,220
Royalty expense	649	541	1,741	2,776
Other R&D expenses	144	255	805	802
Total R&D expenses	$8,167	$7,936	$25,172	$26,307
General and Administrative Expenses
General and administrative expenses consist primarily of employee compensation, including stock-based compensation, and spending related to finance, information technology, human resource functions, consulting, legal, and professional service fees. Other general and administrative expenses include director and officer insurance premiums, investor relations costs, office-related expenses, facilities and equipment rentals, bad debt expense, travel expenses, and impairment expenses. We expect our general and administrative expenses will significantly increase in absolute dollars as we increase our headcount and expand administrative personnel to support our growth and operations. Additionally, we anticipate increased legal expenses associated with our patent infringement litigation with Medtronic and the arbitration with the Alfred Mann Foundation (“AMF”). We expect general and administrative expenses to decrease as a percentage of net revenue primarily as, and to the extent, our net revenue grows.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest and accretion income earned on cash equivalents and short-term investments, and gains and losses on foreign currency transactions.

Income Tax Expense (Benefit)
Income tax expense (benefit) primarily consists of losses benefited in certain foreign jurisdictions. We maintain a full valuation allowance for deferred tax assets in our domestic operations, including net operating loss carryforwards and research and development credits.
Results of Operations
The following table shows our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Period to Period Change	Nine Months Ended September 30,		Period to Period Change
	2023	2022		2023	2022
Net revenue	$93,100	$70,384	$22,716	$256,644	$187,784	$68,860
Cost of goods sold	23,996	19,124	4,872	64,850	53,086	11,764
Gross profit	69,104	51,260	17,844	191,794	134,698	57,096
Gross Margin	74.2%	72.8%		74.7%	71.7%
Operating expenses
Research and development	8,167	7,936	231	25,172	26,307	(1,135)
General and administrative	11,778	9,389	2,389	34,659	29,974	4,685
Sales and marketing	47,544	39,751	7,793	134,468	112,195	22,273
Amortization of intangible assets	2,302	2,317	(15)	6,803	7,112	(309)
Acquisition-related costs	—	8,242	(8,242)	2,368	20,447	(18,079)
Acquired in-process research & development	—	—	—	15,447	—	15,447
Total operating expenses	69,791	67,635	2,156	218,917	196,035	22,882
Loss from operations	(687)	(16,375)	15,688	(27,123)	(61,337)	34,214
Other income (expense)
Interest and other income	4,271	1,501	2,770	12,149	1,904	10,245
Interest and other expense	(83)	(1,898)	1,815	774	(3,026)	3,800
Other income (expense), net	4,188	(397)	4,585	12,923	(1,122)	14,045
Income (loss) before income tax benefit	3,501	(16,772)	20,273	(14,200)	(62,459)	48,259
Income tax benefit	(427)	(520)	93	(1,538)	(2,096)	558
Net income (loss)	3,928	(16,252)	20,180	(12,662)	(60,363)	47,701
Foreign currency translation adjustment	(6,185)	(12,057)	5,872	636	(29,625)	30,261
Comprehensive loss	$(2,257)	$(28,309)	$26,052	$(12,026)	$(89,988)	$77,962

Comparison of the Three Months Ended September 30, 2023 and 2022
Net Revenue
Net revenue was $93.1 million for the three months ended September 30, 2023, an increase of $22.7 million, or 32.3%, compared to $70.4 million for the three months ended September 30, 2022. Net revenue is primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products to new customers in the U.S. and increased sales to our existing customer base. Our expanded SNM product offering and the acquisition of the Bulkamid product in February 2021 have significantly contributed to our expansion of customers and more patients being treated by our existing customers.

Cost of Goods Sold and Gross Margin
We incurred $24.0 million of cost of goods sold for the three months ended September 30, 2023. We incurred $19.1 million of cost of goods sold for the three months ended September 30, 2022. Gross margin was 74.2% in the three months ended September 30, 2023, compared to 72.8% for the three months ended September 30, 2022. The increase in gross margin is primarily due to higher sales volumes and product mix.
Research and Development Expenses
Research and development expenses increased $0.2 million, or 2.9%, to $8.2 million in the three months ended September 30, 2023, compared to $7.9 million in the three months ended September 30, 2022. The increase in research and development expenses was primarily attributable to an increase of $1.2 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by a decrease of $0.9 million in contract R&D and manufacturing costs.
General and Administrative Expenses
General and administrative expenses increased $2.4 million, or 25.5%, to $11.8 million in the three months ended September 30, 2023, compared to $9.4 million in the three months ended September 30, 2022, primarily as a result of an increase of $2.2 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits.
Sales and Marketing Expenses
Sales and marketing expenses increased $7.8 million, or 19.6%, to $47.5 million in the three months ended September 30, 2023, compared to $39.8 million in the three months ended September 30, 2022. The increase in sales and marketing expenses was primarily as a result of an increase of $7.0 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits, and an increase of $0.9 million in travel expenses.
Amortization of Intangible Assets
Amortization of intangible assets was $2.3 million in the three months ended September 30, 2023, compared to $2.3 million in the three months ended September 30, 2022. Amortization of intangible assets consisted primarily of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
We recorded no acquisition-related costs in the three months ended September 30, 2023. Acquisition-related costs were $8.2 million in the three months ended September 30, 2022, which related to the change in fair value of contingent consideration.
Acquired In-Process Research & Development
We recorded no acquired in-process research & development costs in the three months ended September 30, 2023 and 2022.
Other Income (Expense), Net
Other income, net was $4.2 million in the three months ended September 30, 2023 consisting primarily of interest income on cash equivalents and short-term investments. Other expense, net was $0.4 million in the three months ended September 30, 2022 consisting primarily of losses on foreign currency transactions, partially offset by interest income on cash equivalents and short-term investments.
Income Tax Benefit
Income tax benefit was $0.4 million for the three months ended September 30, 2023 primarily related to losses in certain foreign jurisdictions. Income tax benefit was $0.5 million for the three months ended September 30, 2022 primarily related to losses in certain foreign jurisdictions.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Net Revenue
Net revenue was $256.6 million for the nine months ended September 30, 2023, an increase of $68.9 million, or 36.7%, compared to $187.8 million for the nine months ended September 30, 2022. Net revenue is primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products to new customers in the U.S. and increased sales to our existing customer base. Our expanded SNM product offering and the acquisition of the Bulkamid product in February 2021 have significantly contributed to our expansion of customers and more patients being treated by our existing customers.
Cost of Goods Sold and Gross Margin
We incurred $64.9 million of cost of goods sold for the nine months ended September 30, 2023. We incurred $53.1 million of cost of goods sold for the nine months ended September 30, 2022. Gross margin was 74.7% in the nine months ended September 30, 2023, compared to 71.7% for the nine months ended September 30, 2022. The increase in gross margin is primarily due to higher sales volumes and product mix.
Research and Development Expenses
Research and development expenses decreased $1.1 million, or 4.3%, to $25.2 million in the nine months ended September 30, 2023, compared to $26.3 million in the nine months ended September 30, 2022. The decrease in research and development expenses was primarily attributable to a decrease of $3.6 million in contract R&D and manufacturing costs, a decrease of $1.0 million in royalty expense due to lower net revenue derived from the AMF Licensed Products, partially offset by an increase of $3.6 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits.
General and Administrative Expenses
General and administrative expenses increased $4.7 million, or 15.6%, to $34.7 million in the nine months ended September 30, 2023, compared to $30.0 million in the nine months ended September 30, 2022, primarily as a result of an increase of $5.1 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by a decrease of $0.7 million in legal fees.
Sales and Marketing Expenses
Sales and marketing expenses increased $22.3 million, or 19.9%, to $134.5 million in the nine months ended September 30, 2023, compared to $112.2 million in the nine months ended September 30, 2022. The increase in sales and marketing expenses was attributed to an increase of $21.0 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits.
Amortization of Intangible Assets
Amortization of intangible assets was $6.8 million in the nine months ended September 30, 2023, compared to $7.1 million in the nine months ended September 30, 2022. Amortization of intangible assets consisted primarily of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $2.4 million and $20.4 million in the nine months ended September 30, 2023 and 2022, respectively, which related to the change in fair value of contingent consideration.
Acquired In-Process Research & Development
Acquired in-process research & development was $15.4 million for the nine months ended September 30, 2023 which related to the Radian acquisition. We recorded no acquired in-process research & development in the nine months ended September 30, 2022.
Other Income (Expense), Net
Other income, net was $12.9 million in the nine months ended September 30, 2023 consisting primarily of interest income on cash equivalents and short-term investments. Other expense, net was $1.1 million in the nine months ended September 30, 2022 consisting primarily of losses on foreign currency transactions, partially offset by interest income on cash equivalents and short-term investments.
Income Tax Benefit
Income tax benefit was $1.5 million for the nine months ended September 30, 2023 primarily related to losses in certain foreign jurisdictions. Income tax benefit was $2.1 million for the nine months ended September 30, 2022 primarily related to losses in certain foreign jurisdictions.
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
We incurred net losses of $12.7 million and $60.4 million for the nine months ended September 30, 2023 and 2022, respectively, and had an accumulated deficit of $386.9 million as of September 30, 2023 compared to $374.3 million at December 31, 2022. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our products in the United States and internationally.
As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $344.7 million compared to $357.2 million at December 31, 2022. We expect that our cash, cash equivalents, and short-term investments on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock and cash receipts from sales of our products. As of September 30, 2023, we had no outstanding borrowings.
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in)
Operating activities	$(7,646)	$(6,162)
Investing activities	(78,982)	(110,324)
Financing activities	(3,958)	133,807
Effect of exchange rate changes on cash and cash equivalents	(937)	3,132
Net (decrease) increase in cash and cash equivalents	$(91,523)	$20,453

Net cash used in operating activities
Net cash used in operating activities was $7.6 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $12.7 million and a decrease from changes in net operating assets of $52.8 million, partially offset by non-cash charges of $57.9 million. Net operating assets consisted primarily of inventory and accounts receivable due to the commercial growth in the United States. Non-cash charges consisted primarily of stock-based compensation and acquired in-process research & development.
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
Net cash used in investing activities
Net cash used in investing activities was $79.0 million for the nine months ended September 30, 2023 and consisted of purchases of short-term investments and property and equipment, partially offset by sales and maturities of short-term investments.
Net cash used in investing activities was $110.3 million for the nine months ended September 30, 2022 and consisted of purchases of short-term investments, partially offset by sales and maturities of short-term investments.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $4.0 million for the nine months ended September 30, 2023 and consisted primarily of payment of contingent consideration recognized at acquisition, partially offset by proceeds from exercise of stock options.
Net cash provided by financing activities was $133.8 million for the nine months ended September 30, 2022 and consisted primarily of $128.3 million in net proceeds received in the August 2022 follow-on offering and proceeds from exercise of stock options.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2023.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $344.7 million as of September 30, 2023, which came from public offerings of our common stock and cash receipts from our product sales. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-

term investments. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness in internal control over financial reporting, as described below.
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
Notwithstanding such material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with GAAP.
Remediation Plan
We have identified steps, as further described below, to remediate the material weakness described in this Item 4 and to enhance our overall control environment. We are committed to ensuring that our internal control over financial reporting are designed and operating effectively. Our remediation process includes, but is not limited to:
•Conducting a comprehensive review and assessment of internal control over financial reporting to include the design of general information technology controls in the area of user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties for systems supporting our internal controls processes and financial reporting; and
•Designing and implementing controls that address the completeness and accuracy of underlying data used in the performance of certain manual controls over accounting transactions and disclosures within revenue and inventory.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
There have been no material developments in the litigation matters disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 1, 2023, during the quarter ended September 30, 2023, except as follows:
Arbitration with Alfred Mann Foundation
On September 18, 2023, we commenced an arbitration against AMF with JAMS seeking, among other things, resolution that AMF’s purported attempt to terminate the License Agreement, dated October 1, 2013, was ineffective and that we do not owe any royalties to AMF for our F15 product and did not breach by not paying royalties on our F15 product. AMF responded to the arbitration demand and asserted multiple claims. On October 5, 2023, we and AMF entered into an interim agreement while the arbitration proceedings are pending. Pursuant to this interim agreement, we agreed to deposit into an escrow account an amount equal to 4% of the net revenues previously received for sales of our F15 product that are the subject of dispute, which we have determined is approximately $13 million from January 1, 2022 through September 30, 2023, with interest, and will continue to deposit the disputed 4% of net revenues of our F15 product with interest into the escrow account during the pendency of the arbitration proceedings. We have paid and, under this interim agreement, will continue to pay 4% royalties on rechargeable products. While we believe that AMF’s claims are without merit and intend to vigorously defend against those claims, there can be no assurance as to the outcome of the arbitration.
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
AMF has alleged that Axonics is in material breach of the License Agreement because it is not paying royalties on its F15 product, and AMF has claimed that it has terminated the License Agreement on that basis. The parties are in arbitration to resolve this dispute. Axonics strongly disagrees that it is required to pay royalties on F15 or that AMF has the right to terminate the License Agreement. Axonics has paid and will continue to pay 4% royalties on rechargeable products and pursuant to an interim agreement is escrowing disputed amounts relating to its F15 system. Any effective termination or loss of rights (including exclusivity) under the License Agreement could materially and adversely affect our ability to continue to sell products covered by the License Agreement, which in turn would have a material adverse effect on our business, operating results and prospects.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On September 15, 2023, Dr. Karen Noblett, our Chief Medical Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Noblett’s plan covers the sale of up to 23,999 shares of our common stock between December 18, 2023 and June 18, 2024. Transactions under the plan are based upon pre-established dates and stock price thresholds.

On September 15, 2023, Rinda K. Sama, our Chief Operating Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Sama’s plan covers the sale of up to 47,631 shares of our common stock between February 1, 2024 and June 28, 2024. Transactions under the plan are based upon pre-established dates and stock price thresholds.

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

AXONICS, INC.
Date: October 30, 2023	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 30, 2023	By:	/s/ Kari L. Keese
Kari L. Keese
Chief Financial Officer
(Principal Financial and Accounting Officer)