Form 10-K
period 2023-12-31
Axonics, Inc.
filed 2024-02-29
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________
(Mark One)
☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.5 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $50.47 per share for such date.
As of February 26, 2024, 51,003,429 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed by the registrant within 120 days of December 31, 2023. Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:
•our ability to consummate the Merger with Boston Scientific (as each such term is defined under Item 1 “Business” of Part I of this Annual Report on Form 10-K) announced on January 8, 2024, in a timely manner or at all;
•the risk that the Merger Agreement (as defined under Item 1 “Business” of Part I of this Annual Report on Form 10-K) may be terminated in circumstances that require us to pay a $75 million termination fee to Boston Scientific;
•the satisfaction (or waiver) of the conditions to the closing of the Merger, including with respect to the approval of our stockholders and approvals under applicable antitrust laws;
•potential delays in consummating the Merger;
•our ability to timely and successfully achieve the anticipated benefits of the Merger;
•the risk related to the diversion of management’s attention from our ongoing business operations as a result of the Merger;
•the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement;
•the effect of the announcement or pendency of the Merger on our business relationships, operating results and business generally;
•the risk that the Merger disrupts our current plans and operations or affects our ability to retain or recruit key employees;
•costs related to the Merger;
•the effect of limitations that the Merger Agreement places on our ability to operate our business or engage in an alternate transaction;
•the risk that our stock price may decline significantly if the Merger is not completed;
•unanticipated safety concerns related to the use of our products;
•U.S. Food and Drug Administration (FDA) or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;
•the results of any ongoing or future legal proceedings, including, but not limited to, in relation to the Merger or Merger Agreement, intellectual property, or product liability or other litigation against us, our third-party manufacturers or other parties on which we rely or litigation against our general industry;
•any termination or loss of intellectual property rights, including as a result of the Medtronic Litigation (as defined under Item 1A “Risk Factors” of Part I of this Annual Report on Form 10-K);
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
•changes in macroeconomic and market conditions and volatility, including the risk of recession, inflation, supply chain constraints or disruptions and rising interest rates;
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
Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Axonics,” the “Company,” “we,” “us” and “our” refer to Axonics, Inc. and our consolidated subsidiaries.
This Annual Report on Form 10-K includes our trademarks and trade names, including, without limitation, Axonics®, Axonics R20™, Axonics F15™ and Bulkamid®, which are our property and are protected under applicable intellectual property laws. This Annual Report on Form 10-K also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this

Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I
Item 1. Business.
Overview
We are a global medical technology company that develops and commercializes innovative and minimally invasive products to treat adults with bladder and bowel dysfunction, including: (i) implantable SNM systems to treat urinary urge incontinence (UUI) and urinary urgency frequency (UUF), together referred to as overactive bladder (OAB), as well as fecal incontinence (FI), and non-obstructive urinary retention (UR); and (ii) a urethral bulking agent (Bulkamid) to treat female stress urinary incontinence (SUI).
On January 8, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Boston Scientific Corporation, a Delaware corporation (Boston Scientific), and Sadie Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Boston Scientific (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Boston Scientific. The consummation of the Merger is subject to certain closing conditions, including, among others, the approval of our stockholders of the adoption of the Merger Agreement, the expiration or termination of any waiting periods (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and any agreement with a governmental authority not to consummate the Merger, and receipt of certain additional consents, approvals, non-disapprovals and other authorizations of certain other governmental bodies applicable to the Merger. If the Merger is consummated, at the effective time of the Merger (the Effective Time), each share of common stock, par value $0.0001 per share, of the Company issued and outstanding immediately prior to the Effective Time (each, a Share and collectively, the Shares), other than Shares (i) held in the treasury of the Company or owned by any direct or indirect wholly owned subsidiary of the Company, (ii) owned by Merger Sub, Boston Scientific or any direct or indirect wholly owned subsidiary of Boston Scientific or (iii) held by holders who are entitled to and have properly exercised and not waived, withdrawn, failed to perfect or otherwise lost their appraisal rights, will be automatically canceled and converted into the right to receive $71.00 in cash, without interest.
See the section titled “Risk Factors - Risks Related to Our Proposed Merger with Boston Scientific” included under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for more information regarding the risks associated with the Merger.
SNM Systems
Our newly developed recharge-free sacral neuromodulation (SNM) system, Axonics F15, received FDA approval in March 2022 and utilizes a primary cell battery with an expected life of 15 years at typical stimulation parameters and over 20 years at lower amplitude settings and offers broad magnetic resonance imaging (MRI) access with 1.5T and 3.0T scanners. The recharge-free implantable neurostimulator (INS) is approximately 10cc in volume, utilizes constant current stimulation, an easy-to-use, intuitive recharge-free patient remote control and other related accessories.
Our newly developed fourth-generation rechargeable SNM system, Axonics R20, is only 5cc in volume and is designed to last 20 or more years in the human body. R20 provides constant current stimulation and offers broad MRI access with 1.5T and 3.0T scanners. R20 utilizes an easy-to-use, intuitive patient remote control and requires recharging for only one hour every 6 to 10 months, which is the longest interval between recharging among available rechargeable SNM systems. The R20 received FDA approval in January 2023 and replaces the previous rechargeable SNM system offered by Axonics that was the first to be marketed worldwide.
We began U.S. commercialization in the middle of the fourth quarter of 2019 after receiving FDA premarket approval (PMA) of our first rechargeable SNM system. We also have marketing approvals from regulators in Europe, Canada, and Australia for certain SNM systems for most relevant clinical indications.
SNM therapy has been commercially available in the United States for over 25 years and has been clinically proven to provide a safe, effective, reversible, and long-lasting symptom relief. We believe that our SNM systems offer therapeutic benefits and advantages compared to our competitor’s SNM systems.

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
We focus most of our sales and marketing efforts in the United States where reimbursement for SNM therapy is well-established and covered by the vast majority of U.S. insurers and Medicare.
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
Our Strategy
Our goal is to become a global leader in providing effective and long-term solutions to treat incontinence. To achieve this goal, we are pursuing the following strategies:
•Continue to promote awareness of our SNM systems among healthcare providers. We believe that of the approximately 45,000 physicians addressing OAB and FI in the United States, approximately 4,000 or less than 10% are actively performing SNM procedures. We intend to help physicians in their direct-to-patient outreach and are pursuing Axonics-sponsored direct-to-consumer marketing initiatives. We believe this will increase the number of patients seeking treatment and ultimately undergoing SNM procedures.
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
•Further penetrate our initial target market by promoting patient and practice awareness. Currently, we estimate that less than three percent of patients worldwide that could benefit from SNM therapy have been implanted with an SNM device. We believe that there are several factors that influence this low historical penetration of the potential market. First, even after patients were made aware of SNM therapy by a physician, many patients elected not to undergo the procedure due to the limitations of the legacy product, such as the need for multiple INS replacement surgeries and the large device size. Second, we believe that a large number of adults with OAB and/or FI symptoms are unaware of SNM therapy. Third, we believe that more physicians should offer SNM to their patients. We intend to educate physicians that are unfamiliar with the benefits of SNM therapy and the attractiveness to patients of our SNM systems. We intend to increase physician and patient awareness through engagement, direct patient outreach, presentation of clinical data at medical conferences and publication of clinical data in peer reviewed journals.
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
We believe that the U.S. SNM market is now approximately $850 million, representing approximately 55,000 annual patient implants. We believe the SNM market will continue to increase for the foreseeable future driven by increased awareness and education of SNM therapy, greater expectations for quality of life, and improved patient attitudes toward receiving medical attention. In addition, market growth is anticipated to accelerate due to continued innovation and the introduction of new efficacious and long-lived products for SNM therapy. We believe that this represents a compelling opportunity for our SNM systems to capture market share and grow the market for SNM therapy.
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
While we anticipate expanding into other geographic regions over time, we are primarily focused on marketing our products in the United States and Europe due to the large overall market size.
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
    Implantable Components for Patient
•Miniaturized INS, which houses the electronics for the device. The Axonics R20 is a fourth-generation rechargeable SNM system that utilizes an INS that is 5cc in volume and is intended to provide six to ten months of battery life between charges under normal use conditions. The Axonics F15 is a recharge-free SNM system that utilizes an INS that is 10cc in volume and powered by a primary cell battery.

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
Benefits of our SNM Systems
We believe that our innovative and proprietary SNM systems offer several advantages compared to our legacy SNM systems. Our SNM systems offer the following important benefits:
•Long-term solution. Our devices are designed to last 15 to 20 or more years, compared to 7-10 years for the InterStim X of Medtronic plc (Medtronic).
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
Sales and Marketing
We are primarily focused on commercializing our products in the United States, which accounts for the vast majority of sales worldwide. We have established a significant commercial infrastructure, with approximately 210 sales representatives and managers and approximately 230 clinical and therapy support specialists in the United States. When making hiring decisions for these roles, we prioritize individuals with strong sales backgrounds who also have existing relationships with urologists and urogynecologists. We expect to focus the significant majority of our sales and marketing efforts in the United States where reimbursement for our therapies are well established and covered by the vast majority of U.S. insurers and Medicare.
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
Although our main commercial priority is the United States, in November 2018, we launched a limited commercial effort in Europe. With the addition of the Bulkamid international sales force, we currently have approximately 20 dedicated sales representatives and clinical specialists in the United Kingdom, Germany, Netherlands, the Nordic countries, Canada, and Australia, with distributors serving certain other international markets around the world.
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
Physician reimbursement under Medicare is generally based on a defined fee schedule (the Physician Fee Schedule), through which payment amounts are determined by the relative value of the service rendered by the physician. Medicare generally provides reimbursement to hospitals and ambulatory surgical centers for SNM therapy under the hospital outpatient prospective payment system and the Ambulatory Surgical Center Payment System, respectively, which reimburse to the hospital or ambulatory surgical center, as applicable, a bundled amount generally intended to cover all facility costs related to procedures performed in the outpatient setting. The typical Medicare payment for facility and physician services for an SNM trial and full system implant ranges from approximately $22,000 to approximately $28,000, which covers the cost for the devices and the implantation procedures.
SNM procedures are eligible for payment under existing CPT code 64561 for percutaneous implantation of a lead near the sacral nerve and CPT code 64590 for insertion or replacement of a peripheral or gastric neurostimulator, which includes a neurostimulator for SNM therapy. Reimbursement rates vary based on several factors, including, but not limited to, the payor, geographic location, the procedure performed, contract terms, the facility in which the procedure is performed and other factors.
Most large insurers have established coverage policies in place to cover SNM therapy. Certain commercial payors have a patient-by-patient prior authorization process that must be followed before they will provide reimbursement for SNM therapy. These processes typically involve the treating physician submitting a form to the payor that provides information about the past treatments provided to the patient that proved ineffective and the physician’s recommendation that the patient be treated with SNM therapy. Although the prior authorization process can take several weeks, based on our industry knowledge, it generally results in positive coverage determination for these patients.
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
Research and Development
We continue to invest in research and development activities to expand our suite of products for SNM therapy. Research and development expenses were approximately $34.9 million, $34.4 million, and $37.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
We own numerous issued patents and pending patent applications that relate to our SNM systems and several issued patents and patent applications were licensed from AMF in 2013 pursuant to the License Agreement. As of December 31, 2023, we own 53 issued U.S. patents and 145 issued foreign patents, and 37 pending U.S. patent applications and 26 pending foreign patent applications. We also license from AMF 31 issued U.S. patents, as well as 53 issued foreign patents and two pending foreign patent applications. Issued patents owned or used by us will expire between 2023 and 2043.
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
Under the License Agreement, for each calendar year beginning in 2018, we are obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to us by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products, or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) a minimum annual royalty (the Minimum Royalty), payable quarterly. The Minimum Royalty automatically increases each year, subject to a maximum amount of $200,000 per year. During the years ended December 31, 2023, 2022, and 2021, we have recorded royalties of $2.5 million, $3.3 million, and $6.3 million, respectively.

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
Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which may affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may require no clinical data or less extensive clinical data than the original PMA or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the change results in a device design so different from the original version that the data that were submitted with the original PMA are not applicable (i.e., not supportive) for the change in demonstrating a reasonable assurance of safety and effectiveness.
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
As of December 31, 2023, we had 797 employees. Of this total, 26 were employees based outside of the U.S. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.
Our manufacturing, product development, warehouse and administrative employees are generally located in the same or adjacent facilities, which we believe contributes to our culture of strong manufacturing, engineering and customer service capabilities.
Inclusion, Diversity & Equity
We believe that a diverse workplace encourages creativity and a collaborative environment. We are committed to fostering an inclusive environment, treating all employees fairly, and providing equal opportunity. As of December 31, 2023, 34% of our U.S. workforce is ethnically diverse; women comprise 59% of our U.S. workforce; 47% of our manager and above employees are ethnically diverse; and 47% of our manager and above employees are women.

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
Risks Related to Our Proposed Merger with Boston Scientific
•Failure to complete, and delays in completing, the Merger with Boston Scientific could materially and adversely affect our results of operations and our stock price.
•The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Merger.
•We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending.

•We will continue to incur substantial transaction-related costs in connection with the Merger.
•We and our directors and officers may be subject to lawsuits relating to the Merger.
•Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances.
Risks Related to Our Business and Strategy
•We have incurred significant operating losses since inception, and we expect to incur operating losses in the future, and we may not be able to achieve or sustain profitability.
•We are substantially dependent on the success of our SNM systems.
•We rely on third parties for the manufacture of our products, which could delay, prevent or impair our development or commercialization efforts.
•We depend on single source suppliers to manufacture certain of our components, sub-assemblies and materials for our SNM systems, which makes us vulnerable to supply shortages and price fluctuations.
•Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.
•We have a limited history of manufacturing and assembling our products in commercial quantities.
•Any additional capital required to finance our planned operations may not be available to us on acceptable terms or at all.
•We compete against other companies, which may prevent us from achieving increased market penetration and improved operating results.
•Any termination or loss of significant rights under the License Agreement would materially and adversely affect our development and commercialization of our rechargeable SNM system.
•If we are not successful in converting physicians and patients to our products, our business will not succeed.
•Our long-term growth substantially depends, in part, on our ability to enhance our products.
•If the quality and benefits of our products do not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.
•If our estimates and projections overestimate the size and future growth in the market for SNM therapy and urethral bulking agent, our sales growth may be adversely affected.
•Our potential collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may not result in commercially viable products, product improvements or significant future revenues.
•The failure to manage future acquisitions, or to integrate them with our existing business, could harm our business, financial condition and operating results.
•Potential complications from our products or future enhancements to our products may not be revealed by our clinical experience.
•If we fail to receive access to hospital facilities, our sales may decrease.
•Performance issues, service interruptions or price increases by shipping carriers could adversely affect our business and harm our reputation and ability to provide our products on a timely basis.
•Consolidation in the healthcare industry or group purchasing organizations could lead to demands for price concessions.
•To successfully market and sell our products in markets outside of the United States, we must address many international business risks with which we have limited experience.
•Our ability to maintain our competitive position depends on our ability to attract and retain senior management and other highly qualified personnel.
•If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our products, our commercial success may be severely hindered.
•We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.
•Failure of a key information technology system, process, or site could have an adverse effect on our business.
•If our facilities are damaged or become inoperable, we will be unable to continue to research and develop our products.

•Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations could subject us to civil or criminal penalties, other remedial measures and legal expenses.
•Unfavorable global economic conditions could adversely affect our business, financial condition, or results.
•A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the COVID-19 virus, could adversely affect our business.
•Security breaches, cyber-attacks, loss of data or other disruptions or incidents could expose us to liability and affect our business and reputation.
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
•If clinical studies of our products do not produce results necessary to support regulatory clearance or approval, we will be unable to expand the indications for our products and may incur additional costs or experience delays in the commercialization of our products.
•Failure to comply with post-market regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw our products from the market.
•We or any of our suppliers or manufacturers could be forced to recall our products or terminate production.
•If treatment guidelines for OAB, SUI, FI or UR change or the standard of care evolves, we may need to redesign and seek a new marketing authorization from the FDA for our products.
•Our products may cause or contribute to adverse medical events or serious safety issues.
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
•Third parties may assert ownership or commercial rights to inventions we develop.
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
Risks Related to Our Proposed Merger with Boston Scientific
Failure to complete, and delays in completing, the Merger with Boston Scientific could materially and adversely affect our results of operations and our stock price.
On January 8, 2024, we entered into the Merger Agreement with Boston Scientific pursuant to which, upon the terms and subject to the conditions of the Merger Agreement, if all of the conditions to closing are satisfied or waived, Merger Sub, a wholly owned subsidiary of Boston Scientific, will merge with and into Axonics, with the separate corporate existence of Merger Sub thereupon ceasing and Axonics continuing as the surviving company and a wholly owned subsidiary of Boston Scientific. The consummation of the Merger is subject to a number of customary closing conditions, including stockholder approval and the expiration or termination of the waiting period (and any extensions) applicable to the Merger under the HSR Act, among others, a number of which are not within our control. Failure to satisfy the conditions to the Merger could prevent, delay or otherwise materially and adversely affect the completion of the Merger. We can provide no assurance that all required approvals and clearances will be obtained or that all closing conditions will be satisfied, and, if all required approvals and clearances are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. We also cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the Merger to be consummated include, but are not limited to, the following:
•the Merger may be subject to certain legal restraints or challenge under applicable antitrust law outside the United States and may also be subject to scrutiny under U.S. antitrust law, even following the expiration of the waiting period (and any extensions) under the HSR Act;
•we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining our financial and proprietary resources with those of Boston Scientific, which could have a negative effect on the price of our common stock;
•under some circumstances, we may be required to pay a termination fee to Boston Scientific of $75 million;
•we will remain liable for significant transaction costs, including legal, accounting, financial advisory, and other costs relating to the Merger regardless of whether the Merger is consummated;
•we may experience negative reactions from financial markets or the trading price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the Merger will be completed;
•the attention of our management and employees may have been diverted by the Merger;
•we and our directors and officers could be subject to litigation relating to the Merger, including relating to any failure to complete the Merger;
•the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with us following completion of the Merger;
•the potential loss of, and negative reactions from physicians, patients, payors, suppliers, hospitals, manufacturers, and other business partners, including those with which we are seeking to establish business relationships, due to uncertainties about the Merger, and;
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.
The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and stock price. If the Merger is not consummated and one or more of these events occur, such as payment of a termination fee to Boston Scientific or other significant transaction costs in connection with the Merger, our cash balances and other outstanding indebtedness at that time could be materially and adversely impacted and our options for sources of financing or refinancing could be more limited than if we had not pursued the Merger. If the Merger is not completed, there can be no assurance that these risks will not materialize and will not materially and adversely affect our stock price, business, financial condition, results of operations or cash flows.

The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or the combined company or could cause either party to abandon the Merger.
Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting period (and any extension thereof) applicable to the Merger under the HSR Act, and the rules and regulations promulgated thereunder, and required consents, approvals, non-disapprovals and other authorizations under certain foreign antitrust or competition laws or foreign investment laws. We cannot provide any assurance that we or Boston Scientific will obtain the necessary consents, approvals, non-disapprovals and other authorizations or that the U.S. or foreign antitrust or foreign investment authorities will not take action under applicable antitrust and foreign investment laws in respect of the pending Merger. At any time before or after consummation of the Merger, the FTC or DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of one or both of the parties, requiring the parties to license or hold separate assets or terminate existing relationships and contractual rights, or requiring the parties to agree to other remedies. At any time before or after the completion of the Merger, and notwithstanding expiration of the waiting period under the HSR Act, any state or foreign jurisdiction could take such action under the antitrust laws as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of one or both of the parties, requiring the parties to license or hold separate assets or terminate existing relationships and contractual rights, or requiring the parties to agree to other remedies. Under certain circumstances, we or Boston Scientific may be permitted to terminate the Merger Agreement in the event that the required waiting period (and any extension thereof) applicable to the Merger under the HSR Act has not expired or been terminated or required consents, approvals, non-disapprovals and other authorizations under certain foreign antitrust or competition laws or foreign investment laws have not been obtained by the one-year anniversary of the date of the Merger Agreement (subject to extension as permitted under the Merger Agreement). Private parties may also seek to take legal action under the antitrust laws under certain circumstances, including by seeking to intervene in the regulatory process or litigate to enjoin or overturn regulatory approvals, any of which actions could significantly impede or even preclude obtaining required regulatory approvals. We cannot be certain that a challenge to the Merger will not be made or that, if a challenge is made, we will prevail.
We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.
Uncertainty about the pendency of the Merger and the effect of the Merger on our employees, customers, suppliers, manufacturers, and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause physicians, patients, payors, suppliers, hospitals, manufacturers, and other business partners who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, including, but not limited to, the pendency of purchasing contracts and bidding processes that would enable physicians to use our products, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock.
In addition, the Merger Agreement restricts us from taking certain actions without Boston Scientific’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from hiring key personnel, buying or selling assets, making certain capital expenditures, refinancing or incurring additional indebtedness, entering into transactions, or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition during the pendency of the Merger.

We will continue to incur substantial transaction-related costs in connection with the Merger.
We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory authorities. If there is any delay in the consummation of the Merger, these costs could increase significantly.
We and our directors and officers may be subject to lawsuits relating to the Merger.
Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order enjoining, prohibiting or otherwise making illegal the consummation of the Merger shall have been issued by any governmental authority, including a court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances.
The Merger Agreement prohibits us from soliciting, initiating, knowingly facilitating or knowingly encouraging any inquiries, proposals or offers that would be reasonably expected to lead to certain alternative takeover proposals with any third party, and from taking other similar actions, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by us of a termination fee of $75 million if the Merger Agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee may also discourage a third party from pursuing an alternative acquisition proposal. If the Merger Agreement is terminated and we determine to seek another business combination, we cannot assure our stockholders or other securities holders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the Merger Agreement, or that we will avoid incurrence of any fees associated with the termination of the Merger Agreement. In the event the Merger Agreement is terminated, our stock price may decline.
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
We have not yet derived sufficient revenues to support our operations, as our activities prior to 2022 have consisted primarily of investing in our commercial operations, developing our technology, conducting clinical studies, and developing our sales force. As a result, we have recorded net losses of $6.1 million, $59.7 million, and $80.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $380.4 million. To date, we have financed our operations primarily through equity financings.
We expect that our operating expenses will continue to increase as we (i) continue to expand our commercial infrastructure, (ii) develop, enhance, and expand the commercialization of our SNM systems in the United States, (iii) potentially seek additional FDA regulatory approvals for other future product candidates in the United States, and (iv) increase our commercialization efforts internationally. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations, and cause the market price of our common stock to decline. Our expected future operating losses, combined with our prior operating losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations, and cause the market price of our common stock to decline.
Our SNM systems currently represent the majority of our sales, and we are substantially dependent on the success of our SNM systems.
Until we acquired the Bulkamid product on February 25, 2021 and received FDA approval of our recharge-free SNM system in March 2022, our rechargeable SNM system was our sole product. We expect our SNM system to drive the majority of our sales for the foreseeable future. As a result, we are substantially dependent on its success. We expect that it will take time for us to increase adoption of our Bulkamid products. Successfully commercializing medical devices such as ours is a complex and uncertain process. Our commercialization efforts depend on the efforts of our management and sales team, our third-party manufacturers and suppliers, physicians and hospitals, and general economic conditions, among other factors, including the following:
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
•our ability to obtain, maintain, and enforce our intellectual property rights in and to our products;
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
We hired and trained sales representatives and clinical specialists with strong backgrounds and experience in SNM therapy and other neurostimulation applications, and who have existing relationships with urologists and urogynecologists. However, we expect that our sales force will continue to require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products will often require or benefit from direct support from us. If our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent any of our sales force is comprised of personnel hired from our competitor, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. This may subject us to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Addressing such allegations would be costly both in terms of time and resources. Any of these risks may adversely affect our business.

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
    We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of certain components of our products. For our off-the-shelf components, we do not have long-term supply agreements with many of our third-party manufacturers, and we purchase certain components for our products on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•the possible failure of the third party to manufacture any such component of our products according to our schedule, or at all, including if our third-party manufacturers give greater priority to the supply of other products over ours or otherwise do not satisfactorily perform according to the terms of the agreements and/or purchase orders between us and them;
•the possible termination or nonrenewal of agreements by our third-party manufacturers at a time that is costly or inconvenient for us;
•manufacturer demands for significant cost increases;
•interruption of supply resulting from modifications to, or discontinuation of, a manufacturer’s operations;
•the possible breach by the third-party manufacturers of our agreements with them;
•the failure of third-party manufacturers to comply with applicable regulatory requirements;
•price fluctuations due to a lack of long-term supply arrangements with our manufacturers for key components;
•difficulty identifying and qualifying alternative manufacturers for components in a timely manner;
•the possible failure of the third-party to manufacture any such components of our products according to our specifications; and
•the possible misappropriation or unauthorized disclosure of our proprietary information, including our trade secrets and know-how.
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
In addition, we do not have complete control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Although we require our third-party manufacturers to supply us with components that meet our specifications and comply with applicable provisions of the FDA’s QSR and other applicable legal and regulatory requirements in our agreements, and we perform incoming inspection, testing or other acceptance activities to ensure the components meet our requirements, there is a risk that our manufacturers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner. If the FDA or a comparable foreign regulatory authority withdraws any such approval they have already procured, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely harm our business and results of operations.

Our current and anticipated future dependence upon others for the manufacture of our products may adversely affect our future profit margins and our ability to commercialize our products on a timely and competitive basis.
We depend on single source suppliers to manufacture certain of our components, sub-assemblies and materials for our SNM systems and to manufacture Bulkamid, which makes us vulnerable to supply shortages, price fluctuations and production and other problems with such suppliers that could have a material adverse effect on our business, financial condition and results of operations.
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
We also depend solely upon Contura International for the manufacturing of Bulkamid, pursuant to the Manufacturing and Supply Agreement. Although alternative suppliers may exist, we are required to purchase Bulkamid exclusively from Contura International under the Manufacturing and Supply Agreement. Additionally, finding a replacement supplier with the capabilities required to manufacture Bulkamid could take a significant amount of our management’s time and resources, and no such additional supplier may exist. Further, obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.
In addition, our reliance on these single source suppliers entails additional risks, including reliance on their regulatory compliance and quality assurance and the continued compliance of their agreements with us. Any termination of their agreements with us to supply these components, sub-assemblies and materials for our SNM systems and, in the case of Contura International, to manufacture Bulkamid could be costly or inconvenient to us. Our failure or the failure of our suppliers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our SNM systems or Bulkamid. Our dependence on these single source suppliers also subjects us to all of the risks related to such suppliers’ respective businesses, which are all generally beyond our control. These suppliers’ ability to perform their respective obligations under their agreements with us is dependent on their operational and financial health, which could be negatively impacted by several factors, including changes in the economic and political and legislative conditions.
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
    AMF has alleged that Axonics is in material breach of the License Agreement because it is not paying royalties on its F15 product, and AMF has claimed that it has terminated the License Agreement on that basis. The parties are in arbitration to resolve this dispute. Axonics strongly disagrees that it is required to pay royalties on the

F15 product and that AMF has the right to terminate the License Agreement. Axonics has paid and will continue to pay 4% royalties on rechargeable products and, pursuant to an interim agreement, is escrowing disputed amounts relating to its F15 system. Any effective termination or loss of rights (including exclusivity) under the License Agreement, or any resolution of the arbitration with AMF in a manner adverse to us, could materially and adversely affect our ability to continue to sell products covered by the License Agreement, which in turn would have a material adverse effect on our business, operating results and prospects.
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
We believe that educating healthcare providers and patients about the clinical merits and patient benefits of our SNM systems as a treatment for OAB will be key elements driving adoption of our SNM therapies. However, some physicians may have prior history with or a preference for other treatment options. Moreover, our efforts to educate the medical community and patients on the benefits of our SNM systems will require significant resources, and we may never be successful. If healthcare providers and patients do not adopt our SNM systems, and our SNM systems do not achieve broad market acceptance, our ability to execute our growth strategy will be impaired, and our business and future prospects may be adversely affected.
Our long-term growth substantially depends, in part, on our ability to enhance our products, and if we fail to do so we may be unable to compete effectively.
It is important to our business and our long-term growth that we continue to invest in research and development activities focused on enhancements to our SNM systems.
Developing enhancements to our SNM systems can be expensive and time-consuming and divert management’s attention away from the commercialization of our SNM systems and divert our financial resources away from other operations. The success of any new product enhancements will depend on several factors, including our ability to:
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
•develop an effective and dedicated sales and marketing team to provide adequate education and training to potential users regarding enhancements to our SNM systems; and
•receive adequate coverage and reimbursement for procedures performed with our enhanced SNM systems.
If we are not successful in developing and commercializing new product enhancements, our ability to achieve and maintain market share and increase our revenue may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.
If the quality of our products does not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.
In the course of conducting our business, we must adequately address quality issues that may arise with our products, including defects in third-party components included in our products. Although we have established internal procedures designed to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our products does not meet the expectations of physicians or patients. If the quality of our products does not meet the expectations of physicians or patients, then our brand, reputation, business, financial condition and results of operations could be adversely affected.
The size and future growth in the market for SNM therapy and urethral bulking agents have not been established with precision and may be smaller than we estimate. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.
Our estimates of the size and future growth in the market for SNM therapy and urethral bulking agents, including the number of people in the United States and Europe with symptoms of either bladder or bowel dysfunction and who are readily treatable with, and eligible candidates for, our therapy, are based on a number of internal and third-party studies, reports and estimates. In addition, our internal estimates are based in large part on current treatment patterns by healthcare providers using our therapy and our belief that the incidence of bladder and bowel dysfunction in the United States, Europe and worldwide is increasing. While we believe these factors have historically provided, and may continue to provide us with, effective tools in estimating the total market for our therapy and our SNM systems, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual numbers of people with bladder or bowel dysfunction who are readily treatable with, and eligible candidates for, our therapy, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for our products may prove to be incorrect. If the actual number of people with bladder or bowel dysfunction who would benefit from our products and the size and future growth in the market for our products is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.
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
We have no current commitments with respect to any acquisition. We do not know if we will be able to identify acquisitions we deem suitable, successfully complete any such acquisitions on favorable terms or at all, or successfully integrate any acquired products or technologies. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results and financial condition.
Potential complications from our products or future enhancements to our products may not be revealed by our clinical experience.
Based on our experience, complications from use of our SNM systems may include infection, pain at site, lead migration or fracture, and the body’s rejection of the implant and complications from the use of Bulkamid may include temporary pain, delayed urination, painful urination, and/or urinary tract infections. If unanticipated side effects result from the use of our products, we could be subject to liability and our device would not be widely adopted. Long-term use may result in unanticipated complications, even after the device is removed. Additionally, while the INS batteries for our SNM systems are designed to last approximately 15 to 20 years, we have not tested the battery in an actual implant in the body for that period and the battery may not last that long under normal or atypical use conditions. If implants in people reveal that our battery fails before its designed life, physicians and patients may lose confidence in our SNM systems, which may materially harm our reputation and our business.
If we fail to receive access to hospital facilities, our sales may decrease.
In the United States, in order for physicians to use our products, we expect that the hospital facilities where these physicians treat patients will typically require us to enter into purchasing contracts. This process can be lengthy and time-consuming and requires extensive negotiations and management time, and may potentially result in delays before we can sell our products to these hospitals. In the EU, certain institutions may require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.
Performance issues, service interruptions or price increases by shipping carriers could adversely affect our business and harm our reputation and ability to provide our products on a timely basis.
Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of our products, it would be costly to replace our products in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products on a timely basis.
Our employees, consultants, and other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
We are exposed to the risk that our employees, consultants, and other commercial partners and business associates may engage in fraudulent or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and internationally or laws that require the true, complete and accurate reporting of financial, billing and claims information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and reputational harm, and divert the attention of management in defending ourselves against any of these claims or investigations.
Consolidation in the healthcare industry or group purchasing organizations could lead to demands for price concessions, which may affect our ability to sell our products at prices necessary to support our current business strategies.
Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payors. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which may create more requests for pricing concessions in the future. Additionally, group purchasing organizations, independent delivery networks and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals and ambulatory surgery centers (ASCs). We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our future customers, which may exert further downward pressure on the prices of our products.
To successfully market and sell our products in markets outside of the United States, we must address many international business risks with which we have limited experience, and failure to manage these risks may adversely affect our operating results and financial condition.
We have sales and operations both inside and outside the United States, including a limited sales and marketing organization outside the United States. Our international sales strategy is to increase our presence in Europe, Canada, and Australia, which we have initially established. With the purchase of Contura, we have greatly expanded our international operations through its direct sales force and distribution agreements related to Bulkamid. Our international sales and operations are subject to a number of risks, including:
•difficulties in staffing and managing our international sales, marketing, and other operations;
•increased competition as a result of more products and procedures receiving regulatory approval or otherwise being free to market internationally;
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
•customs clearance and shipping delays;
•political, social, and economic instability internationally, including as a result of armed conflict, war or the threat of war, terrorist attacks, and security concerns in general;
•global health epidemics or other contagious diseases;
•preference for locally manufactured products;
•potentially adverse tax consequences, including the complexities of foreign value-added tax, tax inefficiencies related to our corporate structure, and restrictions on the repatriation of earnings;
•the burdens of complying with a wide variety of foreign laws and different legal standards;

•increased financial accounting and reporting burdens and complexities; and
•the burdens of complying with, and potential liability arising from, the FCPA, Office of Foreign Assets Control (OFAC) restrictions, the Bribery Act, each of which is defined below, and other export control, anti-corruption, anti-money laundering and anti-terrorism laws and regulations.
If one or more of these risks are realized, our ability to expand our operations into international markets could be limited, which could adversely affect our business, financial condition and results of operations.
Our ability to maintain our competitive position depends on our ability to attract and retain senior management and other highly qualified personnel.
Our success depends in part on our continued ability to attract, retain and motivate our highly qualified management, clinical, and other personnel. We are highly dependent upon our management team, particularly our Chief Executive Officer and member of our board of directors, Raymond W. Cohen, and the other members of our senior management, and other key personnel. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The replacement of any of our key personnel or other employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives, which could have an adverse effect on our business. In addition, we do not carry any “key person” insurance policies that could offset potential loss of service under applicable circumstances.
Competition for experienced employees in the medical device industry can be intense. To attract, retain and motivate qualified employees, we may utilize equity-based incentive awards such as restricted stock units and employee stock options. Many of our employees have become or will soon become vested in a meaningful amount of our common stock or common stock options. Our employees may be more likely to leave us if the shares they own or have the option to purchase have significantly appreciated in value relative to the original purchase price for the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Conversely, if the value of such equity incentive awards does not appreciate as measured by the performance of the price of our common stock and ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate of employees could be adversely impacted, which could adversely affect our business, results of operations and financial condition and/or require us to increase the amount we expend on cash and other forms of compensation.
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
We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the FCPA, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.
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
Security breaches, cyber-attacks, loss of data or other disruptions or incidents could expose us to liability and affect our business and reputation.
We are increasingly dependent on our information technology systems and infrastructure for our business. We, our collaborators, and our service providers collect, store, and transmit sensitive information, including intellectual property, proprietary business information, clinical trial data, information from our patient registry or other patient information and personally identifiable information, in connection with our business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees, nation-state and nation-state supported actors, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. To date, these incidents have not materially affected our business.
We have implemented information security measures to protect our systems, proprietary information, and sensitive data against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, despite these measures, and due to the constantly evolving cyber-risk landscape, we cannot guarantee that these measures will be adequate to identify, protect against, detect, respond to, and recover from security breaches and other incidents and we will not be subject to data breaches through cyber-attacks, malicious code (such as viruses and worms), phishing attacks, social engineering schemes, and insider theft or misuse. Any such breach could compromise our networks and any information stored in such networks could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion.
Any security breach or other incident, whether real or perceived, could cause us to suffer reputational damage. Such incidents could result in costs to respond to, investigate and remedy such incidents, notification obligations to affected individuals, government agencies, credit reporting agencies and other third parties, legal claims or proceedings, liability under our contracts with other parties and liability or penalties under federal and state laws that protect the privacy and security of personally identifiable information. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.
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
We rely on third-party suppliers, including some single source suppliers for certain components of our products, to provide us with a portion of our demand for one of our products as well as components used in the manufacturing of our products. In some cases, we purchase supplies through purchase orders and do not have long-term supply agreements with, or guaranteed commitments from, our component suppliers, including single source suppliers. Many of our suppliers and contract manufacturers are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We depend on our suppliers to provide us and our customers with materials or products in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. These suppliers may cease producing the products or components we purchase from them or otherwise decide to cease doing business with us. Further, we maintain limited volumes of inventory from most of our suppliers and contract manufacturers. If we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation. In addition, if we fail to effectively manage our relationships with our suppliers and contract manufacturers, we may be required to change suppliers or contract manufacturers. While we believe alternate suppliers exist for all materials, components and services necessary to manufacture our products, establishing additional or replacement suppliers for any of these materials, components or services, if required, could be time-consuming, expensive and may result in interruptions in our operations and product delivery. Even if we are able to find replacement suppliers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which could result in further delay or which may not be obtained at all. If our third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost, volumes and quality on a timely basis, the continued commercialization of our products, the supply of our products to customers and the development of any future products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.
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
Third parties may assert that we, or any of our current or future licensors, including AMF, are employing their proprietary technology without authorization. For example, on November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against us in the U.S. District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. We refer to this matter as the Medtronic Litigation. The complaint asserts that our rechargeable SNM system infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that we have infringed and are infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing us from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The Federal Circuit recently reversed the decision of the Patent Trials & Appeals Board of the U.S. Patent & Trademark Office (PTAB) that the tined leads patents asserted against us were valid, finding that the PTAB committed legal error in its analysis. The Federal Circuit remanded the matter to the PTAB for another review consistent with its opinion. Because of this development, the U.S. District Court has issued a stay on the litigation proceedings, pending the outcome of the proceedings before the PTAB. As a result, the jury trial previously scheduled for August 2023 has been postponed. The Federal Circuit also recently vacated the decision of the PTAB that certain claims of Patent Nos. 8,738,148 and 8,457,758 had not been shown to be invalid and the Federal Circuit remanded these matters for further proceedings before the PTAB. We believe the allegations of the Medtronic Affiliates are without merit and are vigorously defending ourselves against them. We are unable to predict the likelihood of success of the claims of the Medtronic Affiliates against us or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require us to dedicate significant financial resources and management resources to our defense. An adverse ruling against us could materially and adversely affect our business, financial position, results of operations or cash flows and could also result in reputational harm. Even if we are successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
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
•redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive, or infeasible; and
•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms, or at all, or, from third parties who may attempt to license rights that they have or do not have.
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
Our intellectual property coverage includes protection provided by patents and other intellectual property licensed through the License Agreement with AMF. We rely on AMF to maintain the patents and otherwise protect the intellectual property we license from them. As addressed above, AMF has alleged that Axonics is in material breach of the License Agreement because it is not paying royalties on its F15 product, and AMF has claimed that it has terminated the License Agreement on that basis. The parties are in arbitration to resolve this dispute. If in the future, we no longer have rights to one or more of these licensed patents or other licensed intellectual property, our intellectual property coverage may be compromised, which in turn could affect our ability to protect our rechargeable SNM system and defend it against competitors.
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
As addressed above, AMF has alleged that Axonics is in material breach of the License Agreement because it is not paying royalties on its F15 product, and AMF has claimed that it has terminated the License Agreement on that basis. The parties are in arbitration to resolve this dispute. Such arbitration and any future claims asserted against us by AMF may be costly and time-consuming, divert the attention of key personnel from business operations or otherwise have a material adverse effect on our business. In addition, any effective termination or loss of rights (including exclusivity) under the License Agreement could materially and adversely affect our ability to continue to sell products covered by the License Agreement, which in turn would have a material adverse effect on our business, operating results and prospects.
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
•the timing of, and our ability to close, the merger with Boston Scientific, including any changes in factors that influence the timing and likelihood of the closing of the Merger, as well as market reactions to the proposed Merger with Boston Scientific;
•any developments related to the business of Boston Scientific, including during the pendency of the Merger;
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
We have had in the past, and may have in the future, material weaknesses and significant deficiencies in our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. The process of designing and implementing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, if we are unable to continue to meet these requirements, we may be unable to remain listed on Nasdaq.
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
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of the Company;
•prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and
•provide that special meetings of our stockholders may be called only by the Chair of the board, our Chief Executive Officer or by our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors, which may delay the ability of our stockholders to force consideration by the Company of a take-over proposal or to take certain corporate actions, including the removal of directors.
In addition, Section 203 of the Delaware General Corporation Law (DGCL) which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This provision could have the effect of delaying or preventing a change in control of the Company, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.
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
The trading market for our common stock will rely in part on the research and reports that securities or industry analysts publish about us and our business. If one or more of the analysts who cover us downgrades our common stock or issues other unfavorable commentary or research the price of our common stock may decline. If one or more analysts ceases coverage of the Company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause the trading price or trading volume of our common stock to decline and could result in the loss of all or part of your investment in us.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk management and strategy
We have adopted the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and established policies and processes for assessing, identifying, and managing material cybersecurity risks based upon cybersecurity threats, vulnerabilities, likelihood, and impact, and have integrated these processes into our overall risk management systems and processes, which are overseen by our Chief Operating Officer and Chief Financial Officer. We routinely assess cybersecurity risks that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct annual assessments to identify cybersecurity risks based on known threats and vulnerabilities, as well as assessments after any material change in our business practices that may affect information systems exposed to such cybersecurity risks. These risk assessments include identification of reasonably foreseeable internal and external threats and vulnerabilities, the likelihood that such threats will occur, and the impact on our business that could result from such occurrences. We then evaluate the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we adjust existing and implement new controls responsive to changes in the risk environment and maintain those controls to mitigate and minimize identified risks. This process includes reasonably addressing any identified gaps in existing safeguards and regularly monitoring the effectiveness of our controls over time. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Director of IT who reports to our Chief Operating Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our controls and train our employees on these controls, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.
We engage consultants, or other third parties, in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect the Company.
We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats and vulnerabilities. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee. Our audit committee is responsible for evaluating our cyber security program, cyber risk environment, and related risks and, with management, reporting findings and actions under our cyber security program and cyber risk environment to the full board of directors.
Our Chief Financial Officer, Chief Operating Officer and Director of IT have substantial relevant expertise in the life sciences industry and formal training in the areas of information security and cybersecurity risk management, and are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.
Our Chief Financial Officer and Chief Operating Officer oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to identify, protect against, detect, respond to, and recover from current and emerging cybersecurity risks, and plans and strategies to address those risks and mitigate harm caused by cyber incidents.

Our Chief Financial Officer provides periodic briefings to the audit committee regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.
Item 2. Properties.
In August 2014, we entered into a five-year operating lease for approximately 12,215 square feet of office space in Irvine, California, beginning on November 1, 2014, and expiring on October 31, 2019. In June 2019, the lease was amended to extend the expiration date to October 31, 2020. In September 2020, the lease was amended to extend the expiration date to July 31, 2022. In December 2021, the lease was amended to extend the expiration date to January 31, 2028, and in April 2023, the lease was amended to reduce the expiration date to March 31, 2024.
In November 2017, we entered into a seven-year operating lease for approximately 25,548 square feet of office space in Irvine, California, beginning on August 1, 2018, and expiring on August 31, 2025. In June 2019, the lease was amended to extend the expiration date to October 31, 2027. In April 2023, the lease was amended to reduce the expiration date to December 31, 2024 and in September 2023, the lease was amended to extend the expiration date to July 1, 2025.
In June 2019, we entered into an eight-year operating lease for approximately 32,621 square feet of office space in Irvine, California, beginning on January 15, 2020 and expiring on January 31, 2028. In April 2023, the lease was amended to reduce the expiration date to March 31, 2024 and in September 2023, the lease was amended to extend the expiration date to December 31, 2024. We use these premises as our new principal executive offices and for general office space. We are utilizing our other currently-leased spaces to conduct the training of our sales team and for manufacturing purposes.
In August 2020, we entered into a 38-month operating lease for approximately 5,693 square feet of warehouse space in Irvine, California, beginning on October 15, 2020 and expiring on December 31, 2023. In April 2023, the lease was amended to extend the expiration date to December 31, 2024 and in September 2023, the lease was amended to extend the expiration date to July 1, 2025. We use these premises for general warehouse space.
In March 2022, we entered into an 18-month operating lease for approximately 3,276 square feet of warehouse space in Irvine, California, beginning on July 1, 2022 and expiring on December 31, 2023. In April 2023, the lease was amended to extend the expiration date to December 31, 2024 and in September 2023, the lease was amended to extend the expiration date to July 1, 2025. We use these premises for general warehouse space.
In April 2023, we entered into a 120-month operating lease for approximately 145,960 square feet of office and warehouse space in Irvine, California, beginning on April 1, 2024 and expiring on March 31, 2034. We have been given control of this leased property as of November 1, 2023 and will use these premises as our new principal executive offices and for general office, manufacturing, and warehousing space.
    For additional information, see Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against us in the U.S. District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. We refer to this matter as the Medtronic Litigation. The complaint asserts that our rechargeable SNM system infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that we have infringed and are infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing us from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The Federal Circuit recently reversed the decision of the Patent Trials & Appeals Board of the U.S. Patent & Trademark Office (PTAB) that the tined leads patents asserted against us were valid, finding that the PTAB committed legal error in its analysis. The Federal Circuit remanded the matter to the PTAB for another review consistent with its opinion. Because of this development, the U.S. District Court has issued a stay on the litigation proceedings, pending the outcome of the proceedings before the PTAB. As a result, the jury trial previously scheduled for August 2023 has been postponed. The Federal Circuit also recently vacated the decision of the PTAB that certain claims of Patent Nos. 8,738,148 and 8,457,758 had not been shown to be invalid and the Federal Circuit remanded these matters for further proceedings before the PTAB. We believe the allegations of the Medtronic Affiliates are without merit and are vigorously defending ourselves against them. We are unable to predict the likelihood of success of the claims of the Medtronic Affiliates against us or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require us to dedicate significant financial resources and management resources to our defense. An adverse ruling against us could materially and adversely affect our business, financial position, results of operations or cash flows and could also result in reputational harm. Even if we are successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
On September 18, 2023, we commenced an arbitration against AMF with Judicial Administration and Arbitration Services (JAMS) seeking, among other things, resolution that AMF’s purported attempt to terminate the License Agreement, dated October 1, 2013, was ineffective, that we do not owe any royalties to AMF for our F15 product and that we were not required to pay royalties on our F15 product under the License Agreement. AMF responded to the arbitration demand and asserted multiple claims. On October 5, 2023, we and AMF entered into an interim agreement while the arbitration proceedings were pending. Pursuant to this interim agreement, we agreed to deposit into an escrow account an amount equal to 4% of the net revenues previously received for sales of our F15 product that are the subject of dispute, which we have determined is approximately $16 million from January 1, 2022 through December 31, 2023, with interest, and will continue to deposit the disputed 4% of net revenues of our F15 product, with interest, into the escrow account during the pendency of the arbitration proceedings. We have paid and, under this interim agreement, will continue to pay 4% royalties on rechargeable products. While the loss from this contingency is reasonably possible, the Company does not believe that such loss is probable. We believe that AMF’s claims are without merit and intend to vigorously defend against those claims, however, there can be no assurance as to the outcome of the arbitration.
In addition to the matters described above, we are and may continue to be involved in claims, legal proceedings, and investigations arising out of our operations in the normal course of business.
For additional information, see Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock
    Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “AXNX” since October 31, 2018. Prior to that date, there was no public market for our common stock.
Holders of Record
    At February 26, 2024, there were approximately 715 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
    We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.
Unregistered Sales of Equity Securities
    Except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, we had no sales of unregistered equity securities during the year ended December 31, 2023.
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

$600
$500
$400
$300
$200
$100
$-
10/31/2018
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
AXNX
GSPC
SPSIHE

$100 investment in stock or index	October 31, 2018	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Axonics, Inc. (AXNX)	$100.00	$100.87	$184.98	$326.37	$373.83	$417.42	$415.42
S&P 500 Index (GSPC)	$100.00	$92.44	$119.14	$137.63	$176.22	$141.59	$175.90
S&P 500 Health Care Equipment Index (SPSIHE)	$100.00	$90.96	$111.33	$147.89	$152.79	$116.82	$109.86
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Components of Our Results of Operations
Net Revenue
Net revenue during the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
SNM net revenue
United States	$284,846	$216,861	$153,837
International markets	6,959	5,130	3,753
	$291,805	$221,991	$157,590
Bulkamid net revenue(1)
United States	$59,036	$40,178	$12,660
International markets	15,538	11,533	10,040
	$74,574	$51,711	$22,700
Total net revenue	$366,379	$273,702	$180,290
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

 The following table summarizes our research and development expenses by functional area for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Personnel related	$23,044	$17,946	$19,192
Clinical development	892	1,038	862
Contract R&D and manufacturing	7,313	11,009	9,960
Royalty expense	2,546	3,337	6,282
Other R&D expenses	1,091	1,080	1,001
Total R&D expenses	$34,886	$34,410	$37,297
General and Administrative Expenses
General and administrative expenses consist primarily of employee compensation, including stock-based compensation, and spending related to finance, information technology, human resource functions, consulting, legal, and professional service fees. Other general and administrative expenses include director and officer insurance premiums, investor relations costs, office-related expenses, facilities and equipment rentals, bad debt expense, travel expenses, and impairment expenses. We expect our general and administrative expenses will significantly increase in absolute dollars as we increase our headcount and expand administrative personnel to support our growth and operations. Additionally, we anticipate increased legal expenses associated with the Medtronic Litigation and the arbitration with AMF. We expect general and administrative expenses to decrease as a percentage of net revenue primarily as, and to the extent, our net revenue grows.
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
Acquisition-Related Costs
Acquisition-related costs consist of due diligence expenses incurred related to the Merger Agreement with Boston Scientific and expenses and changes in contingent consideration related to the Contura acquisition.
Acquired In-Process Research & Development
Acquired in-process research & development consists of expenses incurred related to the Radian acquisition.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest, dividend and accretion income and realized gain (loss) earned on cash equivalents, short-term investments and restricted cash, gains and losses on foreign currency transactions, net of interest expense payable under the Loan and Security Agreement with Silicon Valley Bank and other debt arrangements.

Income Tax Expense (Benefit)
Income tax expense (benefit) primarily consists of current U.S. federal, state and foreign taxes offset by the deferred tax benefit associated with amortization of intangible assets and losses in certain foreign jurisdictions.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table shows our results of operations for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Years Ended December 31,		Period to Period Change
	2023	2022
Net revenue	$366,379	$273,702	$92,677
Cost of goods sold	91,825	76,037	15,788
Gross profit	274,554	197,665	76,889
Gross Margin	74.9%	72.2%
Operating expenses
Research and development	34,886	34,410	476
General and administrative	45,754	40,238	5,516
Sales and marketing	189,562	156,019	33,543
Amortization of intangible assets	9,064	9,383	(319)
Acquisition-related costs	5,898	22,561	(16,663)
Acquired in-process research & development	15,447	—	15,447
Total operating expenses	300,611	262,611	38,000
Loss from operations	(26,057)	(64,946)	38,889
Other income (expense)
Interest and other income	16,690	5,133	11,557
Loss on disposal of property and equipment	(1)	(69)	68
Interest and other income (expense)	624	(2,434)	3,058
Other income, net	17,313	2,630	14,683
Loss before income tax benefit	(8,744)	(62,316)	53,572
Income tax benefit	(2,656)	(2,618)	(38)
Net loss	(6,088)	(59,698)	53,610
Foreign currency translation adjustment	9,280	(18,587)	27,867
Comprehensive income (loss)	$3,192	$(78,285)	$81,477
Net Revenue
Net revenue was $366.4 million in fiscal year 2023, an increase of $92.7 million, or 33.9%, compared to $273.7 million in fiscal year 2022. Net revenue is primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products to new customers in the U.S. and increased sales to our existing customer base. Our expanded SNM product offering and the acquisition of the Bulkamid product in February 2021 have significantly contributed to our expansion of customers and more patients being treated by our existing customers.
Cost of Goods Sold and Gross Margin
We incurred $91.8 million of cost of goods sold in fiscal year 2023, compared to $76.0 million incurred in fiscal year 2022. Gross margin was 74.9% in fiscal year 2023, compared to 72.2% in fiscal year 2022. The increase in gross margin is primarily due to higher sales volumes and product mix.

Research and Development Expenses
Research and development expenses increased $0.5 million, or 1.4%, to $34.9 million in fiscal year 2023, compared to $34.4 million in fiscal year 2022. The increase in research and development expenses was primarily attributable to an increase of $5.1 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits, partially offset by a decrease of $3.7 million in contract R&D and manufacturing costs and a decrease of $0.8 million in royalty expense due to lower net revenue derived from the AMF Licensed Products.
General and Administrative Expenses
General and administrative expenses increased $5.5 million, or 13.7%, to $45.8 million in fiscal year 2023, compared to $40.2 million in fiscal year 2022, primarily as a result of an increase of $5.9 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, partially offset by a decrease of $1.0 million in legal fees primarily related to the Medtronic Litigation and the arbitration with AMF.
Sales and Marketing Expenses
Sales and marketing expenses increased $33.5 million, or 21.5%, to $189.6 million in fiscal year 2023, compared to $156.0 million in fiscal year 2022. The increase in sales and marketing expenses was primarily attributable to an increase of $29.4 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits primarily related to increased headcount and commissions from the increase in net revenue.
Amortization of Intangible Assets
Amortization of intangible assets was $9.1 million in fiscal year 2023, compared to $9.4 million in fiscal year 2022. Amortization of intangible assets consisted primarily of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $5.9 million in fiscal year 2023 related to the Merger Agreement and the change in fair value of contingent consideration. Acquisition-related costs were $22.6 million in fiscal year 2022 related to the change in fair value of contingent consideration.
Acquired In-Process Research & Development
Acquired in-process research & development was $15.4 million in fiscal year 2023, which related to the Radian acquisition. We recorded no acquired in-process research & development in fiscal year 2022.
Other Income, Net
Other income, net was $17.3 million in fiscal year 2023 consisting primarily of interest, dividend and accretion income earned on cash equivalents, short-term investments and restricted cash. Other income, net was $2.6 million in fiscal year 2022, consisting primarily of interest and other income earned on cash equivalents and short-term investments, partially offset by losses on foreign currency transactions.
Income Tax Benefit
Income tax benefit was $2.7 million in fiscal year 2023 primarily related to current U.S., state and foreign taxes offset by a deferred tax benefit associated with amortization of intangible assets in certain foreign jurisdictions. Income tax benefit was $2.6 million in fiscal year 2022 primarily related to losses in certain foreign jurisdictions.
Comparison of the Years Ended December 31, 2022 and 2021
For a comparison of our results of operations and cash flows for the years ended December 31, 2022 and 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

Liquidity and Capital Resources
We only began full-scale commercialization of our first rechargeable SNM system in late 2019. We have expended significant resources on research and development activities, growing our operations organization and building and training our sales organization, and sales and marketing activities to commercialize and market our line of SNM systems in the United States. We expect to continue to spend a significant amount of our existing resources on sales and marketing activities as we continue to commercialize and market our products in the United States and internationally.
We incurred net losses of $6.1 million, $59.7 million, and $80.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, and had an accumulated deficit of $380.4 million as of December 31, 2023 compared to $374.3 million at December 31, 2022.
As of December 31, 2023, we had cash, cash equivalents, short-term investments and restricted cash of $357.7 million compared to $357.2 million at December 31, 2022. We expect that our cash, cash equivalents, short-term investments and restricted cash on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock and cash receipts from sales of our products. As of December 31, 2023, we had no outstanding borrowings.
The following table sets out, as of December 31, 2023, our contractual obligations due by period (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations(1)	$44,267	$2,296	$8,399	$8,442	$25,130
Purchase Obligations(2)	21,445	21,445	—	—	—
Other Long-Term Liabilities(3)	2,000	200	400	400	1,000
Total	$67,712	$23,941	$8,799	$8,842	$26,130
(1)    Our principal office is currently located at 26 Technology Drive, Irvine, California 92618, where we lease approximately 25,548 square feet of office space under a lease that terminates on July 1, 2025. In addition, we maintain offices at 15326 Alton Parkway, Irvine, California 92618, where we lease approximately 32,621 square feet of office space under a lease that terminates on December 31, 2024, and at 7575 Irvine Center Drive, Suite 200, Irvine, California 92618, where we lease approximately 12,215 square feet of space, and where we conduct the training of our sales team, under a lease that terminates on March 31, 2024. In April 2023, we entered into a 120-month operating lease for approximately 145,960 square feet of office and warehouse space in Irvine, California, beginning on April 1, 2024 and expiring on March 31, 2034 and will use these premises as our new principal executive offices and for general office, manufacturing, and warehousing space.
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
From time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims, including the License Agreement, and certain real estate leases, supply purchase agreements, and agreements with directors and officers. The terms of such obligations vary by contract, and in most instances, a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
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
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in)
Operating activities	$(2,016)	$3,191	$(47,306)
Investing activities	(116,904)	(120,354)	(143,002)
Financing activities	(3,380)	133,968	170,513
Effect of exchange rate changes on cash, cash equivalents and restricted cash	979	1,163	(508)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(121,321)	$17,968	$(20,303)
Net cash (used in) provided by operating activities
Net cash used in operating activities was $2.0 million in fiscal year 2023 and consisted primarily of a decrease from changes in net operating assets of $66.1 million and a net loss of $6.1 million, partially offset by non-cash charges of $70.2 million. Net operating assets consisted primarily of inventory and accounts receivable due to the commercial growth in the United States. Non-cash charges consisted primarily of stock-based compensation and acquired in-process research & development.
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
Net cash used in investing activities
Net cash used in investing activities was $116.9 million in fiscal year 2023 and consisted of purchases of short-term investments, partially offset by sales and maturities of short-term investments.
Net cash used in investing activities was $120.4 million in fiscal year 2022 and consisted of purchases of short-term investments, partially offset by sales and maturities of short-term investments.
Net cash used in investing activities was $143.0 million in fiscal year 2021 and consisted primarily of the $140.7 million paid for the acquisition of Contura.

Net cash (used in) provided by financing activities
Net cash used in financing activities was $3.4 million in fiscal year 2023 and consisted primarily of payment of contingent consideration recognized at acquisition, partially offset by proceeds from exercise of stock options.
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
For additional information regarding our Loan and Security Agreement and Term Loan, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of this evaluation then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and such differences may be material to our consolidated financial statements. The Company did not have any critical accounting estimates.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash, cash equivalents, short-term investments and restricted cash of $357.7 million as of December 31, 2023, which came from public offerings of our common stock and cash receipts from our product sales. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, and short-term investments. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Axonics, Inc.
Irvine, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Axonics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements, and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Effect of material weakness in internal control over financial reporting related to information technology general controls
As disclosed in management’s report on internal control over financial reporting, the Company identified a material weakness as of December 31, 2023 associated with not maintaining effective information technology general controls (“ITGCs”) specifically in the area of user access including provisioning, user access reviews and restricted access. This could lead to downstream segregation of duties issues related to certain information technology (“IT”) systems that support the Company’s financial reporting process and manual controls impacting substantially all financial statement areas as well as the financial close and reporting process and preparation of financial statements and related disclosures that are dependent upon the IT systems.
Evaluating sufficiency of audit procedures over the significant financial statement accounts affected by the ITGC material weakness was determined to be a critical audit matter, because significant auditor judgment and effort that was required to design and execute the incremental audit procedures related to the significant financial statement accounts that are reliant on IT systems impacted by the ineffective ITGCs and to assess the sufficiency of the audit procedures performed and evidence obtained.
The primary procedures we performed to address this critical audit matter included:
•Utilizing our IT professionals to determine the timing, nature and extent of incremental procedures to be performed over significant financial statement accounts that are reliant on IT systems impacted by the ineffective ITGCs, including the impacted manual business process controls.
•Performing incremental procedures including, among others, (i) increasing sample selections compared to what we would have otherwise made to test completeness and accuracy of information produced by the Company, (ii) increasing sample selections compared to what we would have otherwise made to test certain significant financial statement accounts, and (iii) expanding nature and extent of journal entry testing.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2018.
Costa Mesa, California
February 28, 2024

Axonics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$104,811	$238,846
Short-term investments	240,149	118,365
Accounts receivable, net of allowance for credit losses of $442 and $321 at December 31, 2023 and 2022, respectively	57,243	44,817
Inventory, net	79,940	55,765
Prepaid expenses and other current assets	9,279	7,282
Total current assets	491,422	465,075
Restricted cash	12,714	—
Property and equipment, net	10,760	6,798
Intangible assets, net	81,375	86,253
Other assets	24,235	6,813
Goodwill	99,417	94,414
Total assets	$719,923	$659,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,452	$9,070
Accrued liabilities	10,527	6,520
Accrued compensation and benefits	15,060	15,495
Operating lease liabilities, current portion	1,777	1,562
Other current liabilities	—	32,600
Total current liabilities	45,816	65,247
Operating lease liabilities, net of current portion	25,840	7,555
Deferred tax liabilities, net	10,703	16,412
Total liabilities	82,359	89,214
Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, par value $0.0001 per share, 75,000,000 shares authorized at December 31, 2023 and 2022; 50,770,520 and 49,546,727 shares issued and outstanding at December 31, 2023 and 2022, respectively	5	5
Additional paid-in capital	1,033,778	969,545
Accumulated deficit	(380,352)	(374,264)
Accumulated other comprehensive loss	(15,867)	(25,147)
Total stockholders’ equity	637,564	570,139
Total liabilities and stockholders’ equity	$719,923	$659,353
See accompanying notes to consolidated financial statements.

Axonics, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Net revenue	$366,379	$273,702	$180,290
Cost of goods sold	91,825	76,037	64,572
Gross profit	274,554	197,665	115,718
Operating expenses
Research and development	34,886	34,410	37,297
General and administrative	45,754	40,238	30,041
Sales and marketing	189,562	156,019	105,789
Amortization of intangible assets	9,064	9,383	7,241
Acquisition-related costs	5,898	22,561	7,158
Acquired in-process research & development	15,447	—	—
Total operating expenses	300,611	262,611	187,526
Loss from operations	(26,057)	(64,946)	(71,808)
Other income (expense)
Interest and other income	16,690	5,133	40
Loss on disposal of property and equipment	(1)	(69)	(91)
Interest and other income (expense)	624	(2,434)	(7,426)
Other income (expense), net	17,313	2,630	(7,477)
Loss before income tax (benefit) expense	(8,744)	(62,316)	(79,285)
Income tax (benefit) expense	(2,656)	(2,618)	782
Net loss	(6,088)	(59,698)	(80,067)
Foreign currency translation adjustment	9,280	(18,587)	(6,129)
Comprehensive income (loss)	$3,192	$(78,285)	$(86,196)

Net loss per share, basic and diluted (see Note 1)	$(0.12)	$(1.28)	$(1.86)
Weighted-average shares used to compute basic and diluted net loss per share (see Note 1)	49,081,470	46,684,478	43,072,298
See accompanying notes to consolidated financial statements.

Axonics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2020	39,931,030	$4	$522,296	$(234,499)	$(431)	$287,370
Issuance of common stock for employee stock option exercises for cash	522,495	—	6,757	—	—	6,757
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	520,411	—	17,793	—	—	17,793
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	169,054	—	7,371	—	—	7,371
Follow-on offering - issuance of 4,025,000 shares at $50.00 per share, less offering costs of $11,272	4,025,000	1	189,977	—	—	189,978
Issuance of common stock for acquisition of Contura Limited	1,096,583	—	55,728	—	—	55,728
Issuance of common stock for exclusive license asset	65,594	—	3,637	—	—	3,637
Foreign currency translation adjustment	—	—	—	—	(6,129)	(6,129)
Net loss	—	—	—	(80,067)	—	(80,067)
Balance at December 31, 2021	46,330,167	5	803,559	(314,566)	(6,560)	482,438
Issuance of common stock for employee stock option exercises for cash	364,352	—	5,662	—	—	5,662
RSA issuances and forfeitures for terminations, net and stock-based compensation	570,778	—	26,218	—	—	26,218
Issuance of common stock for vesting of RSU and stock-based compensation	268,930	—	5,800	—	—	5,800
Follow-on offering - issuance of 2,012,500 shares at $63.85 per share, less offering costs of $192	2,012,500	—	128,306	—	—	128,306
Foreign currency translation adjustment	—	—	—	—	(18,587)	(18,587)
Net loss	—	—	—	(59,698)	—	(59,698)
Balance at December 31, 2022	49,546,727	5	969,545	(374,264)	(25,147)	570,139
Issuance of common stock for employee stock option exercises for cash	219,763	—	4,250	—	—	4,250
RSA issuances and forfeitures for terminations, net and stock-based compensation	523,279	—	31,750	—	—	31,750
Issuance of common stock for vesting of RSU and stock-based compensation	215,968	—	12,786	—	—	12,786
Issuance of common stock for acquisition of in-process research & development	264,783	—	15,447	—	—	15,447
Foreign currency translation adjustment	—	—	—	—	9,280	9,280
Net loss	—	—	—	(6,088)	—	(6,088)
Balance at December 31, 2023	50,770,520	$5	$1,033,778	$(380,352)	$(15,867)	$637,564
See accompanying notes to consolidated financial statements.

Axonics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net loss	$(6,088)	$(59,698)	$(80,067)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	12,487	11,721	9,126
Loss on disposal of property and equipment	1	69	91
Stock-based compensation	44,536	32,018	25,164
Acquired in-process research and development	15,447	—	—
Amortization of debt issuance costs	—	—	4,991
(Reversal of) provision for allowance of credit losses	121	(34)	(122)
Change in fair value of contingent consideration	2,400	22,230	2,740
Deferred income taxes	(6,569)	(859)	460
Other items, net	1,755	675	122
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(12,431)	(15,968)	(8,998)
Inventory	(25,753)	8,423	(1,108)
Prepaid expenses and other current assets	(10,403)	(862)	(940)
Other assets	(2,633)	(207)	(225)
Accounts payable	9,014	1,468	(2,862)
Accrued liabilities	3,887	1,032	(1,976)
Accrued compensation and benefits	(444)	3,112	6,155
Operating lease liabilities	27	71	143
Payment of contingent consideration	(27,370)	—	—
Net cash (used in) provided by operating activities	(2,016)	3,191	(47,306)
Cash Flows from Investing Activities
Purchases of property and equipment	(3,550)	(2,223)	(2,261)
Acquisition of a business, net of cash acquired	—	—	(140,741)
Purchases of short-term investments	(426,604)	(175,110)	—
Proceeds from sales and maturities of short-term investments	313,250	56,979	—
Net cash used in investing activities	(116,904)	(120,354)	(143,002)
Cash Flows from Financing Activities
Proceeds from exercise of stock options	4,250	5,662	6,757
Payment of contingent consideration	(7,630)	—	—
Payment of debt issuance costs	—	—	(106)
Proceeds from debt	—	—	75,000
Repayment of debt	—	—	(101,116)
Proceeds from offering of common stock upon follow-on public offering	—	128,498	201,250
Payment of common stock offering costs upon follow-on public offering	—	(192)	(11,272)
Net cash (used in) provided by financing activities	(3,380)	133,968	170,513
Effect of exchange rate changes on cash, cash equivalents and restricted cash	979	1,163	(508)
Net (decrease) increase in cash, cash equivalents and restricted cash	(121,321)	17,968	(20,303)
Cash and cash equivalents, beginning of year	238,846	220,878	241,181
Cash, cash equivalents and restricted cash, end of year	$117,525	$238,846	$220,878
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$69	$1	$2,178
Cash paid for taxes	$255	$667	$1
Noncash Investing and Financing Activities
Property and equipment acquired but not yet paid	$203	$67	$—
Property and equipment acquired from tenant improvement allowance	$3,633	$—	$—
Common stock issuance for acquired in-process research & development	$15,447	$—	$—
Common stock issuance for business acquisition	$—	$—	$55,728
Contingent consideration for business acquisition	$—	$—	$7,630
Common stock issuance for exclusive license asset	$—	$—	$3,637
Accrued loan fees as debt issuance costs	$—	$—	$4,500
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
Acquisition of in-process research & development (IPR&D) from Radian, LLC
In April 2023, the Company acquired the assets of Radian, LLC, for total consideration of the issuance of 264,783 shares of the Company’s common stock and a potential future milestone payment of up to $2.5 million (the Radian acquisition).
The Company evaluated this acquisition in accordance with Accounting Standards Codification (ASC) 805, Business Combinations, to determine whether the asset acquired met the definition of a business. Included in the IPR&D is the historical know-how, software, formula protocols, designs, and procedures expected to be needed to complete the technology asset and receive regulatory approval. The Company concluded that the IPR&D is an identifiable intangible asset that would be accounted for as a single asset in a business combination. The Company also qualitatively concluded that there is no fair value associated with any other assets included in the acquisition. Therefore, all of the consideration in the transaction was allocated to the IPR&D. As such, the Company concluded that substantially all of the fair value of the gross assets acquired was concentrated in the single IPR&D asset and the asset was not a business.
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
The consideration transferred at closing had an acquisition date fair value of $15.4 million based on a per share value of $58.34 on the acquisition date and was recognized immediately as IPR&D expense in the unaudited condensed consolidated statements of comprehensive income (loss) for the year ended December 31, 2023. The potential future milestone payment of $2.5 million, payable in either cash or shares of the Company’s common stock, will become payable if the Company receives the FDA 510(k) clearance for the acquired IPR&D technology.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Axonics Europe, S.A.S., Axonics Modulation Technologies U.K. Limited, Axonics Modulation Technologies Australia Pty Ltd, Axonics Women’s Health Limited, Bulkamid SARL, Axonics GmbH, and Contura, Inc. Intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Certain prior year reported amounts have been reclassified to conform with the 2023 presentation.
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
Revenue Recognition
Revenue recognized during the years ended December 31, 2023, 2022, and 2021 relates entirely to the sale of the Company’s products to its customers and distributors.
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
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.3 million and $0.2 million at December 31, 2023 and 2022, respectively, and is recorded as a reduction of gross revenue in its consolidated statements of comprehensive income (loss). Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the years ended December 31, 2023, 2022, and 2021, the replacement costs were $0.1 million, $0.2 million, and $0.2 million, respectively. The replacement costs are recorded within the sales and marketing expenses in its consolidated statements of comprehensive income (loss).
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liability at the time of revenue recognition and records it as a charge to sales and marketing expense. The warranty liability as of December 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively.
Shipping and handling costs incurred for the delivery of goods to customers and distributors are included in cost of goods sold. Amounts billed to customers and distributors for shipping and handling are included in net revenue.
The following table provides additional information pertaining to net revenue disaggregated by product and geographic market for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
SNM net revenue
United States	$284,846	$216,861	$153,837
International markets	6,959	5,130	3,753
	$291,805	$221,991	$157,590
Bulkamid net revenue(1)
United States	$59,036	$40,178	$12,660
International markets	15,538	11,533	10,040
	$74,574	$51,711	$22,700
Total net revenue	$366,379	$273,702	$180,290
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

The following table summarizes the changes in our allowance for credit losses (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$321	$355	$465
Write-offs	(15)	(75)	(12)
Bad debt expense (recoveries)	136	41	(98)
Balance at end of period	$442	$321	$355
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
Restricted Cash
Restricted cash consists of amounts held by an escrow account. On September 18, 2023, the Company commenced an arbitration against AMF with Judicial Administration and Arbitration Services (JAMS) seeking, among other things, resolution that AMF’s purported attempt to terminate the License Agreement, dated October 1, 2013, was ineffective and that the Company does not owe any royalties to AMF for the Company’s F15 product and that the Company was not required to pay royalties on its F15 product under the License Agreement. AMF responded to the arbitration demand and asserted multiple claims. On October 5, 2023, the Company and AMF entered into an interim agreement while the arbitration proceedings were pending. Pursuant to this interim agreement, the Company agreed to deposit into an escrow account an amount equal to 4% of the net revenues previously received for sales of the Company’s F15 product that are the subject of dispute. As of December 31, 2023, the Company has deposited approximately $12.7 million in the escrow account, and will continue to deposit the disputed 4% of net revenues of the Company’s F15 product with interest into the escrow account during the pendency of the arbitration proceedings. The Company has paid and, under this interim agreement, will continue to pay 4% royalties on rechargeable products. While the Company believes that AMF’s claims are without merit and intends to vigorously defend against those claims, there can be no assurance as to the outcome of the arbitration. For additional information, see Note 4.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amounts reported within the consolidated statement of cash flows at December 31, 2023:

Cash and cash equivalents	$104,811
Restricted cash	12,714
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$117,525
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
The Company’s assessment of the significance of an input to the fair value measurement requires judgment, which may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, and accounts payable, due to their short-term nature.
The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess recorded as goodwill.
The Company’s business combination of Contura involved potential payment of future consideration that was contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability was recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration was remeasured at each reporting period, and the change in fair value was recognized within operating expenses in the consolidated statements of comprehensive income (loss).
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
At March 31, 2023, the Milestone was met and payment was made during the year ended December 31, 2023. The fair value of contingent consideration of $32.6 million is reflected in other current liabilities in the Company’s consolidated balance sheet at December 31, 2022.
The following table summarizes the changes in the fair value of recurring Level 3 fair value measurements during the years ended December 31, 2023 and 2022 (in thousands):

Liabilities
Contingent consideration:
December 31, 2021	$10,370
Change in fair value included in net loss	22,230
December 31, 2022	32,600
Change in fair value included in net loss	2,400
Payment made	$(35,000)
December 31, 2023	$—
There were no transfers between Levels 1, 2 or 3 for the periods presented.

Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the balance sheet date are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income (loss) within the consolidated statements of comprehensive income (loss). There were no unrealized gains or losses during the years ended December 31, 2023, 2022, and 2021.
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
The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at December 31, 2023
Assets(1):	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$179,881	$—	$179,881
Corporate notes	—	18,279	—	18,279
U.S. government and agency securities	91,703	—	—	91,703
	$91,703	$198,160	$—	$289,863
_____________________________________________
(1)    As of December 31, 2023, commercial paper investments of $49.7 million are included in cash and cash equivalents on the consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase.

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

The Company holds investments in marketable debt securities that are classified and accounted for as cash equivalents or available-for-sale and are remeasured on a recurring basis. All of the Company’s available-for-sale debt securities are classified on the consolidated balance sheet as cash equivalents or short-term investments. The following table summarizes the Company’s cash equivalents and investments in available-for-sale debt securities by significant investment category as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$49,714	$—	$—	$49,714
Corporate notes	—	—	—	—
U.S. government and agency securities	—	—	—	—
Total cash equivalents	$49,714	$—	$—	$49,714
Short-term investments:
Commercial paper	$130,161	$9	$(3)	$130,167
Corporate notes	18,272	18	(11)	18,279
U.S. government and agency securities	91,670	40	(7)	91,703
Total short-term investments	$240,103	$67	$(21)	$240,149

Total	$289,817	$67	$(21)	$289,863

	December 31, 2022
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$131,075	$—	$—	$131,075
Corporate notes	2,013	—	—	2,013
U.S. government and agency securities	3,982	—	—	3,982
Total cash equivalents	$137,070	$—	$—	$137,070
Short-term investments:
Commercial paper	$44,473	$—	$—	$44,473
Corporate notes	2,664	—	(2)	2,662
U.S. government and agency securities	71,342	6	(118)	71,230
Total short-term investments	$118,479	$6	$(120)	$118,365

Total	$255,549	$6	$(120)	$255,435
Inventory, Net
Inventory is stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis. The Company reduces the carrying value of inventory for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments, or other economic factors.
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

Products that have been approved by certain regulatory authorities may also be used in clinical programs to assess the safety and efficacy of the products for usage that have not been approved by the FDA or other regulatory authorities. The form of product utilized for both commercial and certain clinical programs that are identical are included as inventory with an “alternative future use” as defined in ASC 730, Research and Development. Component materials and purchased products associated with clinical development programs are included in inventory and charged to research and development expenses when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use.”
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
As of December 31, 2023, the Company had $48.9 million, $10.5 million and $20.5 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $2.3 million. As of December 31, 2022, the Company had $30.4 million, $5.7 million and $19.7 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $0.5 million.
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive gain or loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of December 31, 2023 and 2022, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of losses or gains from translation of foreign subsidiaries at December 31, 2023 and 2022.
Customer and Vendor Concentration
As of December 31, 2023 and 2022, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of December 31, 2023 and 2022, there were three vendors and one vendor, respectively, who accounted for over 10% of the Company’s consolidated accounts payable. As of December 31, 2023, 2022, and 2021, there were no customers who accounted for over 10% of the Company’s consolidated net revenue. As of December 31, 2023, 2022, and 2021, there were three, three, and three vendors, respectively, who accounted for over 10% of the Company’s inventory-related purchases.

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
Goodwill
Goodwill represents the excess purchase price over the fair values of both tangible and intangible assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs an annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair value of its reporting unit using a combination of the discounted cash flow and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. There has been no goodwill impairment charges during the years ended December 31, 2023, 2022, and 2021.
Intangible Assets
Patent license asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the License Agreement with AMF. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the initial public offering, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period was 8.71 years. The asset has been fully amortized as of December 31, 2022.
Exclusive license asset
The intangible asset represents exclusive rights to existing technologies and development services from Micro Systems Engineering, Inc. pursuant to an agreement entered into on March 2, 2021. The rights and services were provided in exchange for 65,594 shares of common stock, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There has been no intangible asset impairment charges during the years ended December 31, 2023, 2022, and 2021.
Contura acquisition
The intangible assets represent technology, trade names and trademarks, and customer relationships acquired from Contura on February 25, 2021. The trade names and trademarks have an indefinite life. The straight-line method over the period of estimated benefit is used to amortize technology. ASC 350-30-35-3, General Intangibles other than Goodwill, states that customer relationships generally dissipate at a more rapid rate in the earlier periods following a company’s succession to these relationships, with the rate of attrition declining over time. As such, the accelerated method is used to amortize customer relationships. The Company will review the intangible assets for impairment whenever an impairment indicator exists. There have been no intangible asset impairment charges during the year ended December 31, 2023. During the year ended December 31, 2022, as Bulkamid SARL ceased sales operations and did not recognize revenue and does not expect to recognize revenue in future periods, the Company wrote off the customer relationships intangible asset of $0.3 million related to this entity. The impairment expense was recorded within the general and administrative expenses in its consolidated statements of comprehensive income (loss).
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net cash flows that the assets are expected to generate. If said assets are considered to be impaired, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There has been no intangible asset impairment charges during the years ended December 31, 2023 and 2021. There has been $0.3 million of intangible asset impairment charges during the year ended December 31, 2022.
Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. There have been no impairments to indefinite-lived intangible assets during the years ended December 31, 2023, 2022 and 2021.
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
Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate for a fully collateralized amortizing loan with the same maturity as the lease term in similar economic environment, based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and excludes lease incentives and initial direct costs incurred, and are included in other assets in the Company’s consolidated balance sheets. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Research and Development
Research and development costs are charged to operations as incurred. Research and development costs include employee compensation, including stock-based compensation, product development, including testing and engineering, royalty expense, and clinical studies to develop and support the Company’s products, including clinical study and registry management and monitoring, payments to clinical investigators, and data management. Other research and development expenses include consulting and advisory fees, royalty expense, travel expenses, and equipment-related expenses and other miscellaneous office and facilities expenses related to research and development programs.
Advertising Expense
The Company expenses advertising costs as they are incurred. During the years ended December 31, 2023, 2022, and 2021, advertising expense totaled $19.5 million, $20.6 million and $7.8 million, respectively, and are recorded within the sales and marketing expenses in its consolidated statements of comprehensive income (loss).

Income Taxes
The Company accounts for income taxes using the asset and liability method to compute the difference between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. The Company has net deferred tax assets in certain jurisdictions. The realization of these deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income in future years. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company evaluates the recoverability of the deferred tax assets annually and maintains a full valuation allowance on its U.S. net deferred tax assets and a partial valuation allowance on certain foreign deferred tax assets. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company is subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by the Company’s U.S. and foreign entities and are taxed accordingly. In the normal course of business, the Company is audited by federal, state and foreign tax authorities, and subject to inquiries from those tax authorities regarding the amount of taxes due. These inquiries may relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits, if any, in income tax expense.
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
The Company also grants shares of performance-based restricted stock units that typically vest after one year only if the Company has also achieved certain performance objectives as defined and approved by the Company’s board of directors. The fair value of performance awards is determined based on the Company’s stock price at the date of grant and expensed over the performance period based on the probability of achieving the performance objectives. If such targets are not met or service is not rendered for the requisite service period, no compensation cost is recognized, and any recognized compensation cost in prior periods will be reversed. In addition, the Company also grants market-based RSUs that have combined market conditions and service conditions for vesting, for which the Company uses the Monte Carlo valuation model to value equity awards (as of the date of grant). Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided.
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
For the years ended December 31, 2023, 2022, and 2021, there were 2,132,330, 2,328,525, and 2,444,444 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). The guidance is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company is evaluating the impact of the standard on its financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07 to require the disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the CODM, and (iii) included in each reported measure of a segment’s profit or loss. Public entities will be required to provide this disclosure quarterly. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted, and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact of the standard on its financial statements and related disclosures.
Note 2. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands) at:

	December 31,
	2023	2022
Equipment	$3,169	$2,645
Computer hardware and software	3,638	3,282
Tools and molds	2,315	1,735
Leasehold improvements	4,573	4,449
Furniture and fixtures	1,876	1,810
Construction in progress	6,054	413
	21,625	14,334
Less: accumulated depreciation and amortization	(10,865)	(7,536)
	$10,760	$6,798
Depreciation expense of property and equipment was $3.4 million, $2.3 million, and $1.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. The construction in progress balance primarily relates to the construction costs for the new principal executive offices and for general office, manufacturing, and warehousing space under an operating lease entered into in April 2023.

Note 3. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the years ended December 31, 2023 and 2022 included the following (in thousands):

December 31, 2021	$105,510
Foreign currency translation adjustment	(11,096)
December 31, 2022	94,414
Foreign currency translation adjustment	5,003
December 31, 2023	$99,417
Intangible assets as of December 31, 2023 included the following (in thousands):

		December 31, 2023
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(2,420)	—	—	880
Technology	12 years	81,100	(19,236)	—	(6,140)	55,724
Trade names and trademarks	Indefinite	19,700	—	—	(1,482)	18,218
Customer relationships	12 years	11,400	(3,837)	(287)	(723)	6,553
		$116,500	$(26,493)	$(287)	$(8,345)	$81,375
Intangible asset as of December 31, 2022 included the following (in thousands):

		December 31, 2022
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(1,540)	—	—	1,760
Technology	12 years	81,100	(12,496)	—	(9,141)	59,463
Trade names and trademarks	Indefinite	19,700	—	—	(2,398)	17,302
Customer relationships	12 years	11,400	(2,393)	(287)	(992)	7,728
		$116,500	$(17,429)	$(287)	$(12,531)	$86,253

The Company recorded expense for the amortization of intangible assets of $9.1 million, $9.4 million, and $7.2 million, respectively, during the years ended December 31, 2023, 2022, and 2021. The estimated future amortization expense as of December 31, 2023, is as follows (in thousands):

2024	$8,962
2025	7,927
2026	7,783
2027	7,645
2028	7,512
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
In April 2023, the Company entered into a 120-month operating lease for approximately 145,960 square feet of office and warehouse space beginning on April 1, 2024 and expiring on March 31, 2034. The Company will use these premises as its new principal executive offices and for general office, manufacturing, and warehousing space. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease. The lease commenced on November 1, 2023, which was the date the Company was provided access to the leased property and control over its use. Therefore, the Company recorded $21.9 million of ROU assets and $23.1 million of operating lease liabilities related to this lease.
During the years ended December 31, 2023, 2022, and 2021, ROU assets obtained in exchange for new operating lease liabilities were $21.9 million, $0.1 million, and $1.0 million, respectively. As of December 31, 2023 and 2022, the ROU assets had a balance of $22.5 million and $6.2 million, respectively. The operating lease ROU assets are included within the Company’s non-current other assets, and lease liabilities are included in current or noncurrent liabilities in the Company’s consolidated balance sheets. During the years ended December 31, 2023, 2022, and 2021, cash paid for amounts included in operating lease liabilities was $2.5 million, $2.1 million, and $2.0 million, respectively. Amortization of the ROU assets was $0.9 million, $1.0 million, and $1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, the weighted-average remaining lease term for the Company’s operating leases was 9.6 years and 4.9 years, respectively. The weighted-average incremental borrowing rate for a collateralized asset of the same remaining term used to determine the present value of the Company’s operating leases’ future payments was 5.9% and 7.1%, respectively.

Total lease costs for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	December 31,
	2023	2022	2021
Lease cost
Operating lease cost	$2,785	$2,131	$2,107
Short-term lease cost	85	80	95
Variable lease cost	527	203	191
Amortization of net lease liabilities	(1,667)	—	—
Total lease cost	$1,730	$2,414	$2,393
Payments of operating lease liabilities as of December 31, 2023, are as follows (in thousands):

2024	$2,296
2025	4,388
2026	4,011
2027	4,151
2028	4,291
Thereafter	25,130
44,267
Less: imputed interest	(16,650)
27,617
Less: operating lease liabilities, current portion	(1,777)
Operating lease liabilities, net of current portion	$25,840
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF, a Company stockholder, licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year after 2018, subject to a maximum amount of $200,000 per year. The Company recorded related royalties of $2.5 million, $3.3 million, and $6.3 million during the years ended December 31, 2023, 2022, and 2021, respectively. Royalty expense is included in operating expenses in the consolidated statements of comprehensive income (loss). Accrued royalties of $0.8 million and $0.6 million as of December 31, 2023 and 2022, respectively, are included within accrued liabilities in the Company’s consolidated balance sheets. Royalty expense is declining because the Company’s F15 recharge-free SNM device is not an AMF Licensed Product that requires the payment of a royalty to AMF, including because it is not covered by any AMF patents licensed to the Company and for other reasons. For additional information, see Legal Matters section below.
Legal Matters
In addition to the matters described below, the Company may, from time to time, become a party to legal proceedings. Such matters are subject to many uncertainties and to outcomes of which the financial impacts are not predictable with assurance and that may not be known for extended periods of time. When management has assessed that a loss is probable and an amount can be reasonably estimated, the Company records a liability.
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against the Company in the U.S. District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. The Company refers to this matter as the Medtronic Litigation. The complaint asserts that the Company’s rechargeable SNM system infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that the Company has infringed and is infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing the Company from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The Federal Circuit recently reversed the decision of the Patent Trials & Appeals Board of the U.S. Patent & Trademark Office (PTAB) that the tined leads patents asserted against Axonics were valid, finding that the PTAB committed legal error in its analysis. The Federal Circuit remanded the matter to the PTAB for another review consistent with its opinion. Because of this development, the U.S. District Court has issued a stay on the litigation proceedings, pending the outcome of the proceedings before the PTAB. As a result, the jury trial previously scheduled for August 2023 has been postponed. The Federal Circuit also recently vacated the decision of the PTAB that certain claims of Patent Nos. 8,738,148 and 8,457,758 had not been shown to be invalid and the Federal Circuit remanded these matters for further proceedings for before the PTAB. The Company believes the allegations of the Medtronic Affiliates are without merit and is vigorously defending itself against them. The Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
On September 18, 2023, the Company commenced an arbitration against AMF with JAMS seeking, among other things, resolution that AMF’s purported attempt to terminate the License Agreement, dated October 1, 2013, was ineffective and that the Company does not owe any royalties to AMF for the Company’s F15 product and the Company was not required to pay royalties on its F15 product under the License Agreement. AMF responded to the arbitration demand and asserted multiple claims. On October 5, 2023, the Company and AMF entered into an interim agreement while the arbitration proceedings are pending. Pursuant to this interim agreement, the Company agreed to deposit into an escrow account an amount equal to 4% of the net revenues previously received for sales of the Company’s F15 product that are the subject of dispute, which the Company has determined is approximately $16 million from January 1, 2022 through December 31, 2023, with interest, and will continue to deposit the disputed 4% of net revenues of the Company’s F15 product with interest into the escrow account during the pendency of the arbitration proceedings. The Company has paid and, under this interim agreement, will continue to pay 4% royalties on rechargeable products. While the loss from this contingency is reasonably possible, the Company does not believe that such loss is probable. The Company believes that AMF’s claims are without merit and intends to vigorously defend against those claims, however, there can be no assurance as to the outcome of the arbitration.
Note 5. Debt
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
Note 6. Stockholders’ Equity
Preferred Stock

As of December 31, 2023, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. No preferred stock is issued or outstanding as of December 31, 2023 and 2022.
Common Stock
    The following summarizes the rights of holders of our common stock:
    Voting
The holders of our common stock are entitled to one vote per share. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of our capital stock entitled to vote, irrespective of the provisions of Section 242(b)(2) of the Delaware General Corporation Law (DGCL).
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

Stock-Based Compensation Expense
Stock-based compensation expense included in the Company’s consolidated statements of comprehensive income (loss) is allocated as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$9,362	$6,734	$5,980
General and administrative	11,687	7,965	8,079
Sales and marketing	23,487	17,319	11,105
	$44,536	$32,018	$25,164
Stock Option Activity
    2014 Stock Option Plan
In 2014, the Company established its 2014 Stock Option Plan (the 2014 Plan), which provides for the granting of stock options to employees, directors, and consultants of the Company. The 2018 Omnibus Incentive Plan was adopted upon our IPO and replaced the 2014 Stock Option Plan for future grants. As of December 31, 2023 and 2022, there were no stock options available for grant under the 2014 Plan.
    2018 Omnibus Incentive Plan
On October 18, 2018, the Company adopted the 2018 Omnibus Incentive Plan (the 2018 Plan), under which the Company may grant cash and equity incentive awards to eligible service providers to attract, motivate and retain the talent for which it competes. The 2018 Plan provides for awards based on shares of the Company’s common stock. Subject to adjustment by the Company’s board of directors, the total number of shares authorized to be awarded under the 2018 Plan may not exceed 7,088,581. As of December 31, 2023, there were 1,920,160 shares available for grant under the 2018 Plan, respectively.
The Company had shares of common stock reserved for future issuance as follows at:

	December 31,
	2023	2022
Options outstanding under the 2014 Plan	160,863	184,104
Options and restricted stock units outstanding under the 2018 Plan	884,617	1,045,924
Options and restricted stock-based awards remaining under the 2018 Plan for future issuance	1,920,160	2,694,622
	2,965,640	3,924,650
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

The option awards issued under the 2014 and 2018 Plans were measured based on fair value. The Company’s fair value calculations were made using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected term (in years)	—	—	5.46 - 6.00
Stock volatility	—	—	63.49%
Risk-free interest rate	—	—	0.53% - 1.16%
Dividend rate	—	—	—
The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were no stock option grants for the years ended December 31, 2023 and 2022. The weighted-average grant date fair value of options granted was $32.93 for the year ended December 31, 2021.
As of December 31, 2023, there was $0.1 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.1 years.

The following table summarizes stock option activity under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,955,243	$16.01
Options granted	46,000	58.07
Options exercised	(522,495)	12.60	$24,455	(1)
Options forfeited	(50,856)	29.64
Outstanding at December 31, 2021	1,427,892	18.13
Options exercised	(364,352)	15.54	$18,251	(1)
Options forfeited	(16,930)	31.80
Outstanding at December 31, 2022	1,046,610	18.81
Options exercised	(219,763)	19.34	$9,076	(1)
Options forfeited	(12,067)	31.57
Outstanding at December 31, 2023	814,780	$18.47	$35,652	(2)
Options exercisable at December 31, 2023	810,400	$18.25	$35,642	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of 2023 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2023. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable is 5.2 years at December 31, 2023.
Restricted Shares Awards Activity
As of December 31, 2023, there was $54.1 million of total unrecognized compensation cost related to unvested RSAs that is expected to be recognized over a weighted-average period of approximately 1.9 years.

The following table summarizes RSAs activity:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2020	817,183	$31.70
Restricted shares awards granted	638,936	57.90
Restricted shares awards vested	(235,560)	31.19
Restricted shares awards forfeited	(118,525)	40.33
Outstanding at December 31, 2021	1,102,034	46.07
Restricted shares awards granted	683,354	56.69
Restricted shares awards vested	(351,946)	42.15
Restricted shares awards forfeited	(112,576)	50.50
Outstanding at December 31, 2022	1,320,866	52.23
Restricted shares awards granted	635,766	57.28
Restricted shares awards vested	(540,441)	48.86
Restricted shares awards forfeited	(112,487)	54.88
Outstanding at December 31, 2023	1,303,704	$55.86
Restricted Stock Units Activity
As of December 31, 2023, there was $3.7 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 0.9 years.
The following table summarizes RSUs activity:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2020	207,101	$23.49
Restricted stock units granted	212,417	43.62
Restricted stock units vested	(169,054)	19.89
Outstanding at December 31, 2021	250,464	42.99
Restricted stock units granted	201,884	38.75
Restricted stock units vested	(268,930)	35.88
Outstanding at December 31, 2022	183,418	48.74
Restricted stock units granted	286,750	65.44
Restricted stock units vested	(215,968)	50.71
Restricted stock units forfeited	(23,500)	$75.07
Outstanding at December 31, 2023	230,700	$70.20

Note 7. Income Taxes
The components of net (loss) income before income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$1,916	$(24,466)	$(56,105)
Foreign	(10,660)	(37,850)	(23,180)
Total	$(8,744)	$(62,316)	$(79,285)
The components of the income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	409	76	211
Foreign	1,433	174	26
Total current income tax expense	$1,842	$250	$237
Deferred:
Federal	$—	$—	$(422)
State	—	—	(117)
Foreign	(4,498)	(2,868)	1,084
Total deferred income tax (benefit) expense	$(4,498)	$(2,868)	$545
Total	$(2,656)	$(2,618)	$782
The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(0.5)%	1.0%	3.8%
Excess tax benefits related to stock-based compensation	46.6%	8.3%	9.4%
Non-deductible stock-based compensation	(75.1)%	(1.7)%	(1.4)%
Tax rate change	9.2%	1.0%	(5.2)%
Net operating loss adjustments	—%	—%	(7.9)%
R&D tax credit, net of reserve	40.3%	4.1%	6.1%
Change in valuation allowance	(0.9)%	(19.6)%	(24.5)%
Change in fair value of contingent consideration	(6.4)%	(7.3)%	—%
Other deferred adjustments	1.9%	(0.8)%	0.4%
Other permanent differences	(9.7)%	—%	—%
Other	4.0%	(1.8)%	(2.7)%
Effective tax rate	30.4%	4.2%	(1.0)%

Our effective tax rate was 30.4% for the year ended December 31, 2023, compared to an effective tax rate of 4.2% for the year ended December 31, 2022 and (1.0)% for the year ended December 31, 2021. The effective tax rates for the periods presented are primarily comprised of U.S. and foreign statutory taxes, excess tax benefits related to stock-based compensation, change in foreign statutory income tax rates, change in fair value of the contingent consideration, change in valuation allowance and other deferred adjustments. The difference in the effective tax rate of 30.4% for the year ended December 31, 2023 as compared to the effective tax rate of 4.2% for the year ended December 31, 2022 was primarily due to Section 162(m) deduction limitations on certain executive compensation, increase in R&D tax credit, and change in valuation allowance during the year ended December 31, 2023.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands) as of:

	December 31,
	2023	2022
Deferred Tax Assets:
Stock-based compensation	$4,761	$4,855
Depreciation and amortization	120	(196)
Operating lease liabilities	6,454	2,169
Net operating loss carryforwards	62,680	76,013
Research and development credit carryforwards	22,690	7,332
Interest expense limitation carryforwards	9,107	5,457
Other	3,904	10,209
Total deferred tax assets	109,716	105,839
Less: valuation allowance	(96,880)	(96,751)
Total net deferred tax assets	$12,836	$9,088

Deferred Tax Liabilities:
ROU assets	$(7,289)	$(1,464)
Intangible assets	(16,250)	(24,036)
Total deferred tax liabilities	$(23,539)	$(25,500)

Net deferred tax liabilities	$(10,703)	$(16,412)
At December 31, 2023, the Company had U.S. federal net operating loss (NOL) carryforwards of approximately $218.6 million. Approximately $2.2 million of U.S. federal NOLs will expire in 2037 and remaining U.S. federal NOLs will carryover indefinitely. The Company had U.S. state NOLs of $245.5 million, which will expire between 2033 and 2042. The foreign net operating loss carryforwards have an indefinite carryforward period.
The Company periodically evaluates whether a portion or all of its deferred tax assets will be recovered. The Company records a valuation allowance against deferred tax assets if and to the extent it is more likely than not that they will not be recovered. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and the market environment, with each consideration weighted based on its reliability. The Company continues to maintain a full valuation allowance against its otherwise recognizable U.S. deferred income tax assets and a partial valuation allowance on certain foreign deferred tax assets as of December 31, 2023 and 2022. The Company considered all positive and negative historical and prospective evidence in determining its valuation allowance position. The valuation allowance increased by $0.1 million for the year ended December 31, 2023, from $96.8 million to $96.9 million. This increase in the valuation allowance during the year ended December 31, 2023, was largely attributable to the Radian acquisition and Section 174 capitalization. The Company’s NOL carryforwards were generated from domestic and foreign operations.
Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), use of the Company’s NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling three-year period. The Company performed an analysis of changes in ownership for purposes of these Internal Revenue Code sections. Based on the studies performed in 2023, 2022 and 2021, the Company determined that an ownership change did not occur in 2023, 2022 and 2021. Future ownership changes could impact the Company’s ability to utilize NOL carryforwards.
The Company has identified unrecognized tax benefits or uncertain tax positions. There has been a liability on uncertain tax positions recorded on the financial statements as of December 31, 2023 and 2022. The Company does not expect that its assessment regarding unrecognized tax benefits and uncertain tax positions will materially change over the following 12 months.
A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2021	$3,404
Additions based on tax positions related to the current year	574
Deductions for tax positions taken due to settlement	(1,603)
Balance at December 31, 2022	2,375
Additions based on tax positions related to the current year	852
Additions based on tax positions related to the prior year	339
Deductions for tax positions taken due to settlement	(83)
Balance at December 31, 2023	$3,483
As of December 31, 2023, the total unrecognized tax benefits was $3.5 million. The total amount of unrecognized tax benefit that would affect the effective tax rate was approximately $0.1 million. Due to the time lapse of the indirect ownership change in 2016 whereby losses were utilized in 2017 and 2018, there was a release of uncertain tax positions. There was no interest or penalties to be recognized for the tax year ended December 31, 2023.
The Company has net operating loss and research and development credit carryforwards which may be subject to examination by taxing authorities for tax years beginning with the year ended December 31, 2019. As of December 31, 2023, tax years beginning with the years ended December 31, 2016, December 31, 2017 and December 31, 2018 are no longer subject to examination by the German, French, and the U.K. tax authorities, respectively. The Company is not currently under audit by any taxing authority.
Note 8. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the years ended December 31, 2023, 2022, and 2021, the Company contributions to the plan amounted to $2.8 million, $2.1 million, and $1.9 million, respectively.
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
The following table presents the purchase price allocation of Contura assets acquired and liabilities assumed, based on their estimated fair values as of the February 25, 2021 acquisition date (in thousands):

Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$593
Accounts receivable	1,688
Inventory	988
Prepaid expenses and other current assets	115
Property and equipment	52
Other assets	108
Intangible assets	112,200
Total assets acquired	115,744
Liabilities Assumed
Accounts payable	209
Accrued liabilities	820
Accrued compensation and benefits	315
Operating lease liability	86
Debt	122
Deferred tax liabilities	19,286
Total liabilities assumed	20,838

Net assets acquired	94,906
Purchase price consideration	204,692
Goodwill	$109,786
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
Goodwill
Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce, noncontractual relationships, and other agreements. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis. The Contura acquisition resulted in the recognition of $109.8 million of goodwill, which is not deductible for tax purposes.
Contingent consideration
As part of the transaction, the Company agreed to pay Contura $35 million if Bulkamid sales achieve $50 million in any 12-month period before December 31, 2024. The fair value of the estimated contingent consideration was determined by using a binary option-based approach. Inputs used in the assessment include the Company’s projected revenue rate, an appropriate discount rate, volatility, and risk-free rate. The estimated fair value of the contingent consideration was preliminarily determined to be $6.8 million. After the March 31, 2021 interim financial statements were issued, the Company received a final valuation report from a third-party valuation firm relating to the contingent consideration. After considering the results of that valuation report, the Company estimated the fair value of the contingent consideration to be $7.6 million as of the acquisition date. As a result, the fair value of the contingent consideration increased by $0.8 million with a corresponding increase to goodwill.
To the extent that the forecast Milestone achievements probabilities changed, future fair value measurement adjustments to the contingent consideration liability will be recognized in the consolidated statements of comprehensive income (loss).
At March 31, 2023, the Milestone was met and $35 million payment was made during the year ended December 31, 2023. The fair value of contingent consideration of $32.6 million is reflected in other current liabilities on the Company’s consolidated balance sheet at December 31, 2022.
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

Pro forma (Unaudited)
The following unaudited pro forma financial information presents the consolidated results of operations of the Company with Contura for the year ended December 31, 2021, as if the acquisition had occurred on January 1, 2020 instead of February 25, 2021 (in thousands, except share and per share data). Contura’s revenue and net loss for the year ended December 31, 2021 were $24.1 million and $2.8 million, respectively, of which $22.7 million in revenue and $2.2 million in net income was recognized after the February 25, 2021 acquisition date. Revenue and net income recognized after the acquisition date were recorded within the Company’s consolidated statements of comprehensive income (loss). The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the year ended December 31, 2021.

Net revenue	$181,643
Net loss	$(77,535)
Net loss per share, basic and diluted	$(1.79)
Weighted-average shares used to compute basic and diluted net loss per share	43,237,536
The unaudited pro forma financial information above reflects the following pro forma adjustments:
•An adjustment to decrease net loss for the year ended December 31, 2021 by $4.4 million to eliminate integration and acquisition related costs incurred by the Company and Contura.
•An adjustment to increase net loss for the year ended December 31, 2021 by $1.3 million to reflect amortization of the fair value adjustments for intangible assets as if the assets were acquired January 1, 2020.
Note 10. Subsequent Events
On January 8, 2024, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Boston Scientific Corporation, a Delaware corporation (Boston Scientific), and Sadie Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Boston Scientific (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Boston Scientific. The consummation of the Merger is subject to certain closing conditions, including, among others, the approval of the Company’s stockholders of the adoption of the Merger Agreement, the expiration or termination of any waiting periods (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any agreement with a governmental authority not to consummate the Merger, and receipt of certain additional consents, approvals, non-disapprovals and other authorizations of certain other governmental bodies applicable to the Merger. If the Merger is consummated, at the effective time of the Merger (the Effective Time), each share of common stock, par value $0.0001 per share, of the Company issued and outstanding immediately prior to the Effective Time (each, a Share and collectively, the Shares), other than Shares (i) held in the treasury of the Company or owned by any direct or indirect wholly owned subsidiary of the Company, (ii) owned by Merger Sub, Boston Scientific or any direct or indirect wholly owned subsidiary of Boston Scientific or (iii) held by holders who are entitled to and have properly exercised and not waived, withdrawn, failed to perfect or otherwise lost their appraisal rights., will be automatically canceled and converted into the right to receive $71.00 in cash, without interest.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in internal control over financial reporting, as described below.
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
Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2023. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to material weaknesses in our internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2023 determined that the following material weaknesses exist:
•We did not maintain effective information technology general controls, specifically in the area of access including provisioning, user access reviews and restricted access which could lead to downstream segregation of duties issues related to certain information technology systems that support the Company’s financial reporting process, and manual controls impacting substantially all financial statement areas as well as the financial close and reporting process and preparation of financial statements and related disclosures that are dependent upon the information technology systems including evaluation and determination whether components of internal control were present and functioning.
•We did not design and maintain control activities related to the accounting and disclosure related to significant financial statement areas including the accounting for tenant improvements related to leases, allocation of overhead to inventory, and the accounting and disclosure related to income taxes.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2023.
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
BDO USA, P.C., an independent registered public accounting firm, who audited the consolidated financial statements included in this annual report, has expressed an adverse opinion on the operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. BDO USA, P.C.’s report appears below.
Remediation Plan
We have identified steps as further described below, to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Our remediation process includes, but is not limited to:
•Enhancing the controls around user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties for systems supporting the Company’s internal controls processes and financial reporting;
•Enhancing and designing controls that address the completeness and accuracy of underlying data used in the performance of certain manual controls over accounting transactions;
•Implementing an accounting and disclosure checklist that includes specific review attributes to ensure sufficient evidence of an effective review is documented and maintained to support management’s conclusions related to significant financial statement areas; and
•Expanding personnel with appropriate experience to devote sufficient time and resources to our internal controls over accounting and disclosure related to significant financial statement areas.
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
Changes in internal control over financial reporting
We made the following material changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2023 to remediate previously reported material weaknesses in our internal control relating to determining the fair value of contingent consideration liability:
•Enhanced and implemented new controls focused on documenting the precision of the management review relating to key methodologies, assumptions and inputs used in the determination of the fair value of contingent consideration liability; and
•Implemented a valuation review checklist that includes specific review attributes to ensure sufficient evidence of an effective review is documented and maintained to support management’s conclusions.

Other than the controls implemented to remediate the material weaknesses described above, and the changes in connection with our implementation of the remediation plan for the new material weaknesses discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Axonics, Inc.
Irvine, California

Opinion on Internal Control over Financial Reporting
We have audited Axonics, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain effective controls over (i) information technology general controls, specifically in the area of access including provisioning, user access reviews and restricted access which could lead to downstream segregation of duties issues related to certain information technology systems that support the Company’s financial reporting process, and manual controls impacting substantially all financial statement areas as well as the financial close and reporting process and preparation of financial statements and related disclosures that are dependent upon the information technology systems including evaluation and determination whether components of internal control were present and functioning, and (ii) the accounting and disclosure related to significant financial statement areas including the accounting for tenant improvements related to leases, allocation of overhead to inventory, and the accounting and disclosure related to income taxes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 28, 2024 on those consolidated financial statements.
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

/s/ BDO USA, P.C.
Costa Mesa, California
February 28, 2024

Item 9B. Other Information.
The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. The Insider Trading Policy is filed with this Form 10-K as Exhibit 19.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    The following documents are filed as part of this Annual Report on Form 10-K:
1.    Consolidated Financial Statements:
The following financial statements are filed as a part of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Costa Mesa, California; PCAOB ID#243)
Consolidated Balance Sheets
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules:
All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.

3.    Exhibits:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (X)
2.1^	Agreement and Plan of Merger, dated as of January 8, 2024, among Boston Scientific Corporation, Sadie Merger Sub, Inc. and Axonics, Inc.	8-K	001-38721	2.1	1/8/2024
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38721	3.1	11/5/2018
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed April 1, 2021.	8-K	001-38721	3.1	4/1/2021
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 31, 2022.	8-K	001-38721	3.1	6/1/2022
3.4	Amended and Restated Bylaws.	8-K	001-38721	3.2	11/5/2018
3.5	Certificate of Amendment to Amended and Restated Bylaws, dated May 31, 2022.	8-K	001-38721	3.2	6/1/2022
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1	333-227732	4.1	10/5/2018
4.2	Description of Securities.	10-K	001-38721	4.4	3/1/2021
10.1+	2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.8	10/22/2018
10.2+	First Amendment to the Axonics, Inc. 2018 Omnibus Incentive Plan.	8-K	001-38721	10.1	6/1/2022
10.3+	Form of Option Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.9	10/22/2018
10.4+	Form of Restricted Shares Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.10	10/22/2018
10.5+	Form of RSU Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.11	10/22/2018
10.6	Loan and Security Agreement, dated February 6, 2018, by and between Silicon Valley Bank.	S-1	333-227732	10.16	10/5/2018
10.7	Amendment to Loan and Security Agreement, dated October 22, 2018, by and between Silicon Valley Bank and the Registrant.	S-1/A	333-227732	10.31	10/22/2018

10.8	Second Amendment to Loan and Security Agreement, dated as of December 30, 2019, by and between Axonics Modulation Technologies, Inc. and Silicon Valley Bank.	8-K	001-38721	1.1	1/2/2020
10.9	Loan and Security Agreement, dated as of February 25, 2021, by and among Silicon Valley Bank and Axonics, Inc.	10-Q	001-38721	10.3	5/7/2021
10.10	Lease, dated November 30, 2017, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.13	10/5/2018
10.11	First Amendment to Lease, dated April 12, 2018, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.14	10/5/2018
10.12	Second Amendment to Lease, dated July 11, 2018, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.15	10/5/2018
10.13	Third Amendment to Lease, dated June 28, 2019, by and between The Irvine Company LLC and Axonics Modulation Technologies, Inc.	8-K	001-38721	10.1	7/12/2019
10.14	Lease, dated April 1, 2023, between Sand Canyon Business Center I LLC and Axonics, Inc.	8-K	001-38721	10.1	4/6/2023
10.15	Third Amendment to Lease, dated April 1, 2023, between The Irvine Company LLC and Axonics, Inc.	8-K	001-38721	10.2	4/6/2023
10.16+	Executive Employment Agreement, dated October 2, 2023, by and between the Company and Raymond W. Cohen.	8-K	001-38721	10.2	10/4/2023
10.17+	Executive Employment Agreement, dated June 5, 2019, by and between Dan L. Dearen and the Registrant.	10-Q	001-38721	10.4	8/5/2019
10.18+	Executive Employment Agreement, dated June 5, 2019, by and between Rinda Sama and the Registrant.	10-Q	001-38721	10.4	8/5/2019
10.19+	Executive Employment Agreement, dated October 2, 2023, by and between the Company and Kari Keese.	8-K	001-38721	10.1	10/4/2023
10.20+	Amendment to Executive Employment Agreement, dated November 1, 2023, by and between Rinda Sama and the Registrant.					X

10.21+	Amendment to Executive Employment Agreement, dated November 1, 2023, by and between John Woock, Ph.D. and the Registrant.					X
10.22+	Amendment to Executive Employment Agreement, dated November 1, 2023, by and between Alfred Ford Jr. and the Registrant.					X
10.23+	Summary of 2024 Special Cash Bonus Incentive Plan					X
10.24	License Agreement, dated October 1, 2013, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.1	10/5/2018
10.25	First Amendment to License Agreement, dated February 19, 2014, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.2	10/5/2018
10.26	Second Amendment to License Agreement, dated February 25, 2014, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.3	10/5/2018
10.27	Side Letter, dated October 1, 2013, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.4	10/5/2018
10.28*	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-227732	10.12	10/22/2018
10.29*	Agreement, dated February 25, 2021, by and among Axonics, Inc., Axonics Modulation Technologies, U.K. Limited and Contura Holdings.	10-Q	001-38721	10.1	5/7/2021
10.3	Exclusive Manufacturing and Supply Agreement, dated February 25, 2021, by and between Contura International A/S and Contura Limited.	10-Q	001-38721	10.2	5/7/2021
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see page 124)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Incentive-based Compensation Recovery Policy	X
101.INS**	XBRL Instance Document.	X
101.SCH**	XBRL Taxonomy Extension Schema Document.	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+	Indicates management contract or compensatory plan.
#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
*	Portions of this exhibit have been omitted as the Company has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed.
**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.
^	Schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended. A copy of any omitted schedule will be furnished to the SEC upon request.

Item 16. Form 10-K Summary.
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXONICS, INC.
Date: February 28, 2024	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints each of Raymond W. Cohen and Kari L. Keese as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or case to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2024	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 28, 2024	By:	/s/ Kari L. Keese
Kari L. Keese
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 28, 2024	By:	/s/ Michael H. Carrel
Michael H. Carrel
Chairman of the Board and Director

Date: February 28, 2024	By:	/s/ Jane E. Kiernan
Jane E. Kiernan
Director

Date: February 28, 2024	By:	/s/ Robert E. McNamara
Robert E. McNamara
Director

Date: February 28, 2024	By:	/s/ Nancy Snyderman, M.D., FACS
Nancy Snyderman, M.D., FACS
Director

Date: February 28, 2024	By:	/s/ David M. Demski
David M. Demski
Director

Date: February 28, 2024	By:	/s/ Esteban López
Esteban López, M.D.
Director