Form 10-K/A
period 2023-12-31
Axonics, Inc.
filed 2024-04-29
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K/A
Amendment No. 1
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
As of April 26, 2024, 51,018,478 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Axonics, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024. Unless the context indicates otherwise, as used in this Amendment No. 1, the terms “Axonics,” the “Company,” “we,” “us” and “our” refer to Axonics, Inc. and our consolidated subsidiaries.

We are filing this Amendment No. 1 pursuant to General Instruction G(3) of Form 10-K, as we do not intend to file a definitive proxy statement for a 2024 annual meeting of stockholders (the “Annual Meeting”) within 120 days of the end of our fiscal year ended December 31, 2023. Accordingly, this Amendment No. 1 is being filed solely to:
•amend and restate Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of our 2023 Annual Report, in their entirety as set forth herein;
•delete the reference on the cover page of our 2023 Annual Report to the incorporation by reference of portions of our proxy statement for the Annual Meeting into Part III of such 2023 Annual Report; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
Because no financial statements have been included in this Amendment No. 1, and because this Amendment No. 1 does not contain or amend any disclosure with respect to paragraphs 3, 4 and 5 of Items 307 and 308 of Regulation S-K, the corresponding certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
Except as set forth above, no other Items of our 2023 Annual Report have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in such 2023 Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the 2023 Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the 2023 Annual Report.
As previously announced, on January 8, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Scientific Corporation, a Delaware corporation (“Boston Scientific”), and Sadie Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Boston Scientific (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Boston Scientific.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Identification of Directors

Name	Age	Position(s)	Serving Since
Raymond W. Cohen	65	Chief Executive Officer, Director	2013
Robert E. McNamara	67	Director	2018
Michael H. Carrel	53	Director	2019
Nancy Snyderman, M.D., FACS	72	Director	2019
Jane E. Kiernan	63	Director	2019
David M. Demski	66	Director	2021
Esteban López, M.D.	51	Director	2021

Raymond W. Cohen has served as our Chief Executive Officer and as a member of the Board since our inception in October 2013. Mr. Cohen has extensive medical device experience, holding several Chairman and Chief Executive Officer positions on the boards of private and publicly listed life sciences companies. Mr. Cohen is an accredited public company director having completed the UCLA certification program for public company directors. Since December 2023, Mr. Cohen serves as the Chairman of the board of directors of BiVACOR, Inc., a privately held medical device company focused on developing a total artificial heart. Since early 2023, Mr. Cohen also serves as an independent director of privately held SoniVie, a developer of a renal denervation system to treat hypertension. From July 2021 to December 2023, Mr. Cohen served as Chairman of the Board of BioVentrix, Inc., a privately held medical device company focused on a less invasive alternative to surgical ventricular remodeling. From November 2013 to July 2021, Mr. Cohen served as Chairman of the board of directors and member of audit committee, compensation committee and nominating committees of BioLife Solutions, Inc. (Nasdaq: BLFS), a developer, manufacturer and supplier of proprietary clinical grade cell and tissue hypothermic storage and cryopreservation freeze media for human cells. From June 2013 to April 2020, Mr. Cohen served as a member of the board of directors, Chair of the compensation committee, member of the audit committee and member of the nominating and corporate governance committee of Spectrum Pharmaceuticals, Inc. (Nasdaq: SPPI), a developer and marketer of oncology and hematology drugs. From April 2016 to June 2017, Mr. Cohen served as a member of the board of directors and a member of the compensation and audit committees of publicly listed Zurich-based LifeWatch AG, a manufacturer and marketer of ambulatory electrocardiogram services, which in July 2017 was acquired by Biotelemetry Inc. (Nasdaq: BEAT). From June 2013 to December 2017, Mr. Cohen served as Chair of the board of directors of Nasdaq listed Lombard Medical, Inc., a manufacturer and marketer of abdominal aortic aneurysm stent graphs sold to Microport. From August 2010 to November 2012, Mr. Cohen served as Chief Executive Officer and as a member of the board of directors of Vessix Vascular, Inc., a developer of a novel renal denervation system used to treat uncontrolled hypertension, which was acquired by Boston Scientific Corporation. From 1997 to 2006, Mr. Cohen served as Chief Executive Officer of Nasdaq-listed Cardiac Science, Inc., a manufacturer of external automatic defibrillators. From 1982 to 1997, Mr. Cohen served in various sales and marketing positions for a number of medical device companies. In 2023, Cohen was named by the Orange County Business Journal as Medtech Chief Executive of the Year. In 2021, Cohen was named by Ernst & Young as Entrepreneur of the Year for the Southwest United States. Also, in 2021, Cohen was received a lifetime achievement award by the Southern California Biomedical Council. In 2008, Mr. Cohen was named by AeA as the Private Company Life Science Chief Executive Officer of the Year. Mr. Cohen was named Entrepreneur of the Year in 2002 by the Orange County Business Journal and was a finalist for Ernst & Young’s Entrepreneur of the Year in the medical company category in 2004. Mr. Cohen holds a B.S. in Business Management from Binghamton University. We believe Mr. Cohen’s extensive experience in the medical device industry qualifies him to serve on the Board.

Robert E. McNamara has served as a member of the Board and as Chair of our audit committee since November 2018, and as a member of our nominating and corporate governance committee since April 2019. Since February 2018, Mr. McNamara has served as a member of the board of directors and audit committee of Xtant Medical Holdings, Inc. (NYSE: XTNT), a publicly traded manufacturer and marketer of regenerative medical products and devices, and since February 2019, Chair of the compensation committee. Since April 2023, Mr. McNamara has been a member of the board of directors and chair of the audit committee of AVITA Medical

(Nasdaq:RCEL), a publicly traded regenerative medicine company developing and commercializing devices and autologous cellular therapies for skin restoration. From 2021 to 2023, Mr. McNamara served as a member of the board of directors, chair of the audit committee and member of the compensation committee for Teknova (Nasdaq:TKNO), a publicly traded manufacturer and supplier of reagents and buffers to the pharma industry. Mr. McNamara previously worked at LDR Holdings/Spine, Inc., serving as its Executive Vice President from January 2013 to July 2016, and serving as its Chief Financial Officer from April 2012 to July 2016. From 2006 to 2009, Mr. McNamara served as a member of the board of directors and audit committee of Northstar Neurosciences, a publicly traded medical device company. From December 2004 to September 2008, Mr. McNamara was the Senior Vice President and Chief Financial Officer of Accuray, Inc., a publicly traded medical device manufacturer. In addition, Mr. McNamara has served as the Senior Vice President and Chief Financial Officer of Somnus Medical Technologies and the Chief Financial Officer for Target Therapeutics, Inc., each publicly traded companies. Mr. McNamara is the former Mayor of Menlo Park, California. Mr. McNamara holds a B.S. in Accounting from the University of San Francisco and an M.B.A. in Finance from The Wharton School at the University of Pennsylvania. We believe that Mr. McNamara’s extensive experience as an executive and director in the medical device industry and his prior service as a senior-level executive of medical device companies qualify him to serve on the Board.

Michael H. Carrel has served as a member of the Board since February 2019 and was named Chairman of the Board on April 28, 2020. Mr. Carrel served as a member of our nominating and corporate governance committee from December 2020 to November 2021, and a member of our compensation committee from February 2019 to November 2021. Since November 2012, Mr. Carrel has served as President, Chief Executive Officer and director of AtriCure, Inc. (Nasdaq: ATRC), a medical device company that provides solutions for the treatment of atrial fibrillation and related conditions. Prior to AtriCure, Inc., Mr. Carrel served as President and Chief Executive Officer of Vital Images, Inc., a publicly traded medical imaging software company. Prior to Vital Images, Inc., Mr. Carrel was President and Chief Executive Officer of Zamba Corporation, a publicly traded technology company, and Chief Financial Officer of NextNet Wireless, a privately held provider of non-line-of-sight plug and play broadband wireless access systems. Mr. Carrel is the Board Chair of Big Brothers Big Sisters of America and has served on such board since 2021, and he has served on the board of Medical Device Manufacturers Association (MDMA) since 2017. Mr. Carrel holds a B.S. in Accounting from The Pennsylvania State University and an M.B.A. from The Wharton School at the University of Pennsylvania. We believe that Mr. Carrel’s experience as a senior-level executive and director of publicly traded medical device companies qualifies him to serve on the Board.

Nancy Snyderman, M.D., FACS has served as Chair of our nominating and corporate governance committee since September 2020, a member of our compensation committee since December 2020, a member of the Board and a member of our nominating and corporate governance committee since April 2019. Dr. Snyderman has served as an independent director on the board of directors of Alkermes plc (Nasdaq: ALKS), as a member of their nominating and corporate governance committee since 2016, and as an independent director on the board of directors of Lyra Therapeutics, Inc. (Nasdaq: LYRA) since October 2020. Dr. Snyderman was an advisory board member to GE’s Healthymagination for twelve years and previously served as a vice president for corporate communications at Johnson & Johnson. Dr. Snyderman is a board-certified head and neck surgeon and has had academic appointments at the University of Pennsylvania and the University of California-San Francisco. She recently served as a professor at the Center for Innovation for Global Health at Stanford University. Dr. Snyderman is an Emmy award winning medical correspondent having worked at ABC News from 1987 to 2003 and later as chief medical editor at NBC News from 2004 to 2015. She has been widely published in peer-reviewed medical journals and has written for Good Housekeeping, AARP, Parenting, Health, and O magazines. Dr. Snyderman is an advocate for women’s health and a prolific public speaker and presently serves on the board of directors of Fair Food Network and the Albright Institute at Wellesley College. Dr. Snyderman holds a B.A. in microbiology from Indiana University and an M.D. from the University of Nebraska and has completed residencies in Pediatrics and Otolaryngology Head and Neck Surgery at the University of Pittsburgh. We believe that Dr. Snyderman’s extensive experience as a physician, advisor for, and director of medical device companies qualifies her to serve on the Board.

Jane E. Kiernan has served as Chair of our compensation committee since December 2020, and a member of the Board and our audit committee since April 2019. Ms. Kiernan has over 30 years of executive and management leadership in health care with both public and private companies. Currently, Ms. Kiernan is the Chief Executive Officer for Surgimatix, Inc., an early-stage medical device company pioneering a first of its kind technology platform for soft tissue fixation in minimally invasive surgery. In September 2022, Ms. Kiernan joined the board of Treace Medical (Nasdaq: TMCI) and serves as part of the compensation committee. Treace Medical is a medical technology company with the goal of advancing the standard of care for the surgical management of bunion deformities and related midfoot correction. From March 2020 to September 2020, Ms. Kiernan served on the board of Endologix (Nasdaq: EGLX) and served as part of the nominating and compliance and audit committees. In 2018, Ms. Kiernan co-founded K2 Biotechnology Ventures, an organization engaged in developing and commercializing university and medical center innovations in partnership with venture capital, health care corporations and philanthropic health care foundation partners. She served in this capacity through March 2022. From 2010 to 2017, Ms. Kiernan served as the Chief Executive Officer of Salter Labs, a manufacturer of specialty respiratory and airway management medical devices. From 2006 to 2011, Ms. Kiernan served on the board of directors and as Chair of the audit committee of American Medical Systems Holdings Inc. prior to it being acquired by Endo Health Solutions Inc., formerly Endo Pharmaceuticals Holdings Inc., a subsidiary of Endo International plc. From 2001 to 2010, Ms. Kiernan held executive and general management positions with Baxter Healthcare Corporation. Prior to 2001, she held corporate and line management roles in finance, strategy, marketing, and operations with both Baxter Healthcare Corporation and Allegiance Healthcare Corporation. In addition, she is a past president of the Healthcare Businesswomen’s Association, Chicago Chapter. Ms. Kiernan holds a B.A. in business from Southern Methodist University. We believe that Ms. Kiernan’s experience as a senior-level executive and director of publicly traded medical device companies qualifies her to serve on the Board.

David M. Demski has served as a member of the Board and a member of our audit committee since January 2021. Since October 2023, Mr. Demski has served on the Board of Directors of Alphatec Holdings, Inc. (Nasdaq:ATEC), a provider of innovative solutions dedicated to revolutionizing the approach to spine surgery. From August 2019 through April 2022, he has served as President, Chief Executive Officer and director of Globus Medical (Nasdaq: GMED). Between August 2017 and August 2019, he served as Chief Executive Officer of Globus Medical. He served as a director from Globus Medical’s inception in 2003 through April 2022 and was a member of its nominating and corporate governance committee. Between September 2015 and August 2017, Mr. Demski served as President, Emerging Technologies of Globus Medical. Further, at Globus Medical, he served as President and Chief Operating Officer from August 2008 until September 2015 and as Chief Financial Officer from 2003 until August 2008. Prior to joining Globus in 2003, Mr. Demski founded Cornerstone Capital LBO Fund, a boutique leveraged-buyout consultancy. Mr. Demski’s experience also includes serving as Vice President for Gilo Ventures, a Silicon Valley-based venture capital fund, from 2000 to 2001, and serving as Chief Operating Officer of Rendall and Associates, a telecommunications-focused consulting firm, from 1994 to 2000. He also managed regional and international distribution for Domino’s Pizza during the company’s growth in the late 1980s. Previously, he was an audit supervisor for Peat, Marwick, Mitchell & Company. Mr. Demski received a B.S. in Business Administration from the University of Michigan and an M.B.A. from the Stanford Graduate School of Business. Mr. Demski’s extensive leadership experience, as well as his prior experience in the investing and auditing industries, bring to the Board critical strategic planning, financial, operations and leadership skills and qualify him to serve as one of our directors.

Esteban López, M.D. has served as a member of the Board since July 2021. Since January 2021, he has also served on the board of directors of Addus HomeCare Corporation (Nasdaq: ADUS), a publicly traded provider of homecare services, and is the founder and Chief Executive Officer of Hopscotch Health, a clinical practice focused on children's urgent care needs. Beginning in February 2024, Dr. López has served as Chief Medical Officer and Chief Growth Officer of Doxy.me Inc., a leading telemedicine software platform. From September 2020 to March 2023, he served as the Americas Healthcare and Life Sciences Market Lead at Google Cloud with multinational executive responsibility for strategy and solutions development. From March 2013 to December 2019, he worked at Health Care Service Corporation in several executive roles, most recently as Chief Medical Officer for Clinical Strategy and Innovation. HCSC is the fourth largest health insurer in the U.S. Dr. López received a B.A. in biology from the University of California, Santa Cruz, his M.D. from Michigan State University College of Human Medicine, and his M.B.A. from the University of Texas at Dallas. Dr. López is dual Board Certified in both Internal Medicine and Pediatrics and continues to practice medicine in his free time at Hopscotch Health. Dr. López is qualified to serve as a member of our Board due to his extensive knowledge and experience in the healthcare industry. We believe his experience directly applies to our business needs, and he brings a positive contribution to the Board.

Identification of Executive Officers

Each of our executive officers serves at the discretion of the Board. The determination as to which of our employees qualify as executive officers was made by the Board in accordance with the rules of the SEC. Biographical information for our executive officers as of the date this Amendment No. 1 is set forth below.

Name	Age	Position(s)
Raymond W. Cohen	65	Chief Executive Officer, Director
Kari L. Keese	39	Chief Financial Officer
Rinda K. Sama	45	Chief Operating Officer
John Woock, Ph.D.	41	Executive Vice President, Chief Marketing & Strategy Officer
Alfred Ford, Jr.	53	Chief Commercial Officer
Karen Noblett, M.D.	61	Chief Medical Officer

For biographical information for Raymond W. Cohen, please refer to the section entitled “Identification of Directors” above.

Kari L. Keese has served as our Chief Financial Officer since October 2023. Prior to being appointed as our Chief Financial Officer, Ms. Keese served as the Company’s Vice President of Finance and Accounting from 2019 to 2023 and previously served as the Company’s Director of Finance and Controller from 2014 to 2019. Prior to joining the Company, Ms. Keese served as Controller at Vessix Vascular, Inc. from 2012 to 2014, and began her career in public accounting. Ms. Keese is a certified public accountant and holds a Bachelor of Arts degree in business economics from University of California Santa Barbara and a management certification from UCLA Anderson School of Management.

Rinda K. Sama has served as our Chief Operating Officer since August 2018. From May 2014 to August 2018, Mr. Sama served as our Vice President, Operations and Quality. From June 2011 to May 2014, Mr. Sama served as Director, Operations and Quality of Vessix Vascular, Inc. From July 2021 to December 2023, Mr. Sama served on the board of directors of BioVentrix, a privately held medical device company focused on treating congestive heart failure via transcatheter based ventricular restoration. Mr. Sama holds a B.S. in Biomedical Engineering from Karnatak University Dharwad, a M.S. in Biomedical Engineering from the University of Southern California and an M.B.A. from the University of California, Irvine.

John Woock, Ph.D. has served as our Executive Vice President, Chief Marketing & Strategy Officer since December 2021. Prior to that time, Mr. Woock served as our Chief Marketing Officer from June 2018 to November 2021, as our Vice President, Global Marketing and Clinical Operations from January 2017 to May 2018 and our Vice President, Product Marketing from June 2014 to December 2016. Before working with our company, he was a postdoctoral fellow at the Stanford Biodesign Program at Stanford University from August 2013 to June 2014 and a management strategy consultant at McKinsey & Company from February 2010 to August 2013. Mr. Woock holds a B.S. in Biomedical Engineering from Washington University in St. Louis and a Ph.D. in Biomedical Engineering from Duke University.

Alfred Ford, Jr. has served as our Chief Commercial Officer since November 2017. From January 1997 to June 2017, Mr. Ford served as President and Chief Commercial Officer, General Manager, Vice President, Global Sales & Marketing, Vice President, Sales, Distribution Director, Regional Sales Manager and Territory Manager of Cardiac Science, Inc., a manufacturer of external automatic defibrillators. Mr. Ford holds a B.S. in Marketing and an M.S. in International Marketing from Saint Joseph’s University.

Karen Noblett, M.D. has served as our Chief Medical Officer since October 2017 and as a physician advisor to Axonics from January 2014 until joining us as an employee. From August 2014 to September 2017, Dr. Noblett served as Professor and Department Chair, OB/GYN, at the University of California, Riverside. From October 1998 to July 2014, Dr. Noblett served as Professor and Division Director at the University of California, Irvine. From July 1995 to June 1998, Dr. Noblett completed her fellowship in Female Pelvic Medicine and Reconstructive Surgery and from July 1991 to June 1995, she completed her residency in Obstetrics and Gynecology at the University of California, Irvine. In June 2019, Dr. Noblett completed her M.B.A. at the

University of California, Irvine. Dr. Noblett holds a B.A. in Biology from California State University, Fresno, an M.D. from the University of California, Irvine, and an M.S. in Research from the University of California, San Diego.

Family Relationships and Certain Legal Proceedings

There are no family relationships between any of our directors or executive officers. There are no legal proceedings related to any of the directors or executive officers that must be disclosed pursuant to Item 401(f) of Regulation S-K.

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller. A copy of our code of conduct is available under the Corporate Governance section of the Investor Relations page of our website located at www.axonics.com, or by writing to our General Counsel at our offices at 26 Technology Drive, Irvine, CA 92618. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of conduct on our website at www.axonics.com rather than by filing a Current Report on Form 8-K. Our website address is provided as an inactive textual reference only. The information provided on, or accessible through, our website is not part of this Annual Report on Form 10-K, and therefore is not incorporated herein by reference.

Stockholder Nominees for Director

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Audit Committee

    The audit committee of the Board assists the Board in monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements related to our financial statements and accounting policies.

The functions of this committee include, among other things:

•evaluating the performance, independence and qualifications of our independent registered public accounting firm and determining whether to retain our existing independent registered public accounting firm or engage a new independent registered public accounting firm;
•reviewing and approving the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services;
•reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent registered public accounting firm and management;
•reviewing with our independent registered public accounting firm and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;
•reviewing and approving related party transactions;
•reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;
•reviewing and evaluating the performance of our audit committee, including compliance of the committee with its charter; and
•reviewing and evaluating risks related to information systems, data privacy and cybersecurity.

Our audit committee consists of Robert McNamara, who is the Chair of the committee, Jane Kiernan, and David M. Demski. The Board has determined that each of the members of our audit committee satisfies the rules of the Nasdaq Stock Market, Rule 10A-3, and SEC independence requirements.

The Board has determined that Mr. McNamara qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the rules of the Nasdaq Stock Market. In making this determination, the Board has considered Mr. McNamara’s extensive financial experience and business background. Our independent registered public accounting firm is ultimately accountable to the audit committee. The audit committee has the ultimate authority and responsibility to select, evaluate, approve terms of retention and compensation of, and, where appropriate, replace the independent registered public accounting firm. Both our independent registered public accounting firm and management meet privately with our audit committee, at least on a quarterly basis.

Item 11. Executive Compensation.
DIRECTOR COMPENSATION

Annual Retainer

Non-employee directors are entitled to receive an annual retainer and additional retainer fees for their service on committees of the Board, in accordance with the table set forth below. We also reimburse non-employee directors for reasonable out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings. Our Chief Executive Officer does not receive compensation for his service on the Board. Our Chief Executive Officer’s compensation for his service as an employee is discussed under “Compensation Discussion and Analysis” and “Compensation Tables” below.

Non-Employee Director Fees Paid in Cash

Annual Retainer (All)	$50,000
Additional Annual Retainer for Chairman of the Board	$50,000
Additional Annual Retainer for Audit Committee Chairperson	$20,000
Additional Annual Retainer for Compensation Committee Chairperson	$15,000
Additional Annual Retainer for Nominating & Corporate Governance Committee Chairperson	$15,000
Additional Annual Retainer for Audit Committee Member (other than Chairperson)	$10,000
Additional Annual Retainer for Compensation Committee Member (other than Chairperson)	$7,500
Additional Annual Retainer for Nominating & Corp. Gov. Committee Member (other than Chairperson)	$7,500
_____________________________________________

Equity Awards

In fiscal 2023, each non-employee director was granted equity awards under the Axonics, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”) in the form of shares of restricted stock. Equity awards held by our non-employee directors generally vest over a one-year period from the grant date, subject to continuous service. All equity awards held by our non-employee directors will vest in full immediately prior to the occurrence of a change in control or upon the holder’s death or disability, pursuant to the 2018 Plan.

The following table shows compensation for our non-employee directors for the fiscal year ended December 31, 2023. Upon the closing of the proposed Merger of the Company with a wholly owned subsidiary of Boston Scientific, unvested equity awards held by non-employee directors will vest in full.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(3)		Total ($)
Michael H. Carrel	100,000	150,000	(2)	250,000
Jane E. Kiernan	75,000	150,000	(2)	225,000
Robert E. McNamara	77,500	150,000	(2)	227,500
Nancy Snyderman, M.D., F.A.C.S.	72,500	150,000	(2)	222,500
David M. Demski	60,000	150,000	(2)	210,000
Esteban López, M.D.	65,000	150,000	(2)	215,000
_____________________________________________

(1) Represents the aggregate grant date fair value of restricted stock awards calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 calculated based on closing price of our common stock on the day of the grant date of the restricted stock awards multiplied by the number of shares granted, excluding the effect of estimated forfeitures. Except as set forth below, restricted stock awards are subject to time-based vesting as described above. These amounts do not represent cash payments or proceeds actually received by the directors and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 6 to our consolidated financial statements included in the 2023 Annual Report.
(2) Each non-employee director was granted 3,000 shares of restricted stock valued at $50.00 per share on June 26, 2023, which will vest in full on June 26, 2024, subject to acceleration in connection with the Merger described above.
(3) The aggregate number of outstanding shares of restricted stock and unexercised stock options held as of December 31, 2023 by each non-employee director named above as of such date were as follows:

Name	Aggregate Number of Outstanding Shares of Restricted Stock at December 31, 2023	Aggregate Number of Shares Underlying Outstanding Stock Options at December 31, 2023
Michael H. Carrel	3,000	15,000
Jane E. Kiernan	3,000	N/A
Robert E. McNamara	3,000	18,333
Nancy Snyderman, M.D., FACS	3,000	14,167
David M. Demski	3,000	10,000
Esteban López, M.D.	3,000	10,000

Ownership Guidelines

Consistent with its compensation philosophy and the principle of aligning the interests of our directors with the interests of our stockholders, the Board has implemented stock ownership guidelines for our non-employee directors. See “Executive Compensation—Compensation Discussion and Analysis-Ownership Guidelines” for information about the guidelines applicable to our executive officers and non-employee directors.

EXECUTIVE COMPENSATION

This section describes the compensation program for our named executive officers identified below (“NEOs”) and includes the required executive compensation tables.

Compensation Discussion and Analysis

In this Compensation Discussion and Analysis, we provide an overview of the compensation awarded to or earned by our NEOs during fiscal 2023. The following discussion and analysis details our philosophy and policies regarding NEO compensation, the process that is used to set our NEO compensation, the elements of our NEO compensation program, and other aspects of our NEO compensation program.

In fiscal 2023, our “named executive officers,” determined in accordance with SEC rules, were as follows:

•    Raymond W. Cohen, who serves as Chief Executive Officer
•    Kari Keese, who serves as Chief Financial Officer*
•    Rinda K. Sama, who serves as Chief Operating Officer
•    John Woock, Ph.D., who serves as our Executive Vice President, Chief Marketing & Strategy Officer
•    Alfred Ford, Jr., who serves as Chief Commercial Officer
•    Dan L. Dearen, who served as President and Chief Financial Officer*

*     Mr. Dearen retired from the Company effective October 2, 2023. Effective upon Mr. Dearen’s exit on October 2, 2023, the Company appointed Ms. Keese to serve as Chief Financial Officer.

Named Executive Officer (NEO) Compensation Policies and Practices

Compensation Philosophy

We have designed, and intend to modify as necessary, our NEO compensation program and philosophy to attract, retain and incentivize talented, qualified and committed NEOs by offering compensation, as described below, that reflects competitive market practices and as adjusted for individual NEO factors and circumstances.

Specifically, our compensation program for our NEOs is built to support the following objectives: (i) attract top talent and motivate the highest level of individual and team performance; (ii) encourage focus on company priorities; (iii) ensure total compensation packages that encourage long-term retention; (iv) link pay to performance by rewarding high levels of performance with commensurate levels of compensation; and (v) align the interests of our NEOs with those of our stockholders by emphasizing stock options and performance-based restricted stock units (“PSUs”).

Our key compensation practices include:

Emphasizing performance-based, at-risk compensation, delivering rewards that are based on the achievement of short and long-term objectives and the creation of stockholder value, and providing a mix of short- and long-term incentive compensation to promote executive retention and reward exceptional performance, through annual bonus opportunities tied to achievement of goals, including stock options (which provide rewards only if our stock price increases) and PSUs. From time to time, when appropriate, we engage an independent compensation consultant to advise us on executive officer compensation. We consider stockholder input in evaluating the design of our NEO compensation program. From time to time, we develop a peer group of companies based on industry, revenue, stage and market capitalization to reference, as one factor, in our compensation decisions and deliberations. We do not encourage unnecessary risk-taking as a result of our compensation policies.

Except as specifically described herein, our compensation committee does not affirmatively set out in any given year, or with respect to any given NEO, to apportion compensation in any specific ratio among the various categories of compensation (that is, between short- and long-term compensation or between non-performance-based and performance-based compensation). Rather, our compensation committee uses the philosophy described above, and the factors described for each category in the discussion that follows, as a guide in assessing the proper allocation among those categories. In addition, except as specifically described herein, our compensation committee does not affirmatively set out in any given year, or with respect to any given NEO, to apportion cash and equity compensation in any specific ratio. Our compensation committee uses the philosophy described above, and the factors described below, as a guide in assessing the proper allocation between cash and equity awards. Our compensation committee does not strictly “benchmark” compensation to a specific percentile of our compensation peer group. Our compensation committee does not target any other elements of our compensation program at any specific level or percentile within a peer group and instead makes adjustments based on the philosophy described above and considers competitive market practices as one factor in its deliberations. Rather than relying on a specific formula-based model, our compensation committee believes that retaining discretion to assess the overall performance of NEOs gives our compensation committee the ability to more accurately reflect individual contributions that cannot be absolutely quantified, as well as the relative size, growth and performance of the Company, or any unique circumstances or strategic considerations of the Company. As noted above, as our needs evolve and as we continue to broaden our operations, we will continue to evaluate our NEO compensation program and philosophy as circumstances require.

Role of the Compensation Committee

Our compensation committee consists entirely of independent directors. Our compensation committee reviews and approves the compensation of our NEOs. Our compensation committee also administers our equity compensation plans.

Our compensation committee’s NEO compensation determinations are subjective and the result of our compensation committee’s business judgment, which is informed by the experience of its members and, when appropriate, input provided by its independent compensation consultant, our CEO (other than with respect to his own compensation), other members of management, and stockholders.

Each year, our compensation committee conducts an evaluation of our NEO compensation program to determine any appropriate changes. In making this determination, when appropriate, our compensation committee may consult with its independent compensation consultant and management, as described below; however, our compensation committee makes final decisions regarding the compensation paid to our NEOs based on its own judgment and after review of all relevant factors.

In determining whether to make changes to our NEO compensation program, our compensation committee may consider a number of factors, including, but not limited to, the size, scope, and performance of our business, evolving compensation trends, financial goals, and stockholders’ interests.

The Role of the Compensation Consultant

From time to time, our compensation committee selects and retains the services of its own independent compensation consultant and reviews the performance of the consultant. As part of the review process, our compensation committee considers the independence of the consultant in accordance with SEC and Nasdaq rules. Our compensation committee retained Aon Talent Solutions (or Aon), to provide services to our compensation committee in 2018 through 2023. Based on the consideration of the factors specified in SEC and Nasdaq rules, the compensation committee does not believe that its relationship with Aon has raised any conflict of interest. The compensation committee reviews these factors on an annual basis. As part of the compensation committee’s determination of Aon’s independence, it received written confirmation from Aon addressing these factors and supporting the independence determination. At our compensation committee’s request, Aon communicated with our compensation committee or the Chair of our compensation committee outside of committee meetings regarding matters related to our compensation committee’s responsibilities and our compensation program. In fiscal 2023, our compensation committee generally sought input from Aon regarding the amount and types of compensation that we provide to our executives and how our compensation practices compared to the compensation practices of other companies, compensation trends, appropriate market reference points, and market compensation data. Aon also provided general observations about Mr. Cohen’s recommendations regarding the amount and form of compensation for our NEOs.

The Role of the Chief Executive Officer

Mr. Cohen regularly provides input regarding the performance and compensation of the other NEOs. Mr. Cohen makes recommendations for each of the NEOs about elements of their total compensation. He bases his recommendations on the assessment of each NEO’s performance, as well as the performance of their respective business or function and other factors. Our compensation committee considers Mr. Cohen’s evaluation and his direct knowledge of each NEO’s performance and contributions when making compensation decisions. Mr. Cohen is not present during compensation committee voting or deliberations regarding his own compensation.

The Role of Stockholders

Stockholders will be provided the opportunity to cast an advisory vote on the compensation of our NEOs, otherwise known as the “say-on-pay” vote. We are committed to ongoing engagement with our investors on all appropriate matters, including NEO compensation and governance. Our compensation committee will consider stockholder feedback while reviewing our NEO compensation program and will consider the results of say-on-pay votes when making future compensation decisions. At our 2023 Annual Meeting, holders of approximately 85% of the votes cast on the 2023 “say-on-pay vote” voted in favor of our NEO compensation program, affirming our stockholders’ strong support of our NEO compensation program.

The Role of Peer Companies for Fiscal 2023

From time to time, our compensation committee reviews and approves a peer group of companies based on industry, revenue, stage and market capitalization to reference, as one factor, in its compensation decisions and deliberations. With Aon’s assistance, the compensation committee reviewed and set a compensation peer group for use in our 2023 compensation decisions. The following is a list of companies that comprised our fiscal 2023 compensation peer group:

•    Atricure, Inc.
•    Cardiovascular Systems, Inc.
•    Glaukos, Inc.
•    Globus Medical, Inc.
•    Inari Medical, Inc.
•    Inspire Medical Systems, Inc.
•    iRhythm Technologies, Inc.
•    LeMaitre Vascular, Inc.
•    Nevro Corp
•    Outset Medical, Inc.
•    Paragon 28, Inc.
•    PROCEPT BioRobotics, Inc.
•    Shockwave Medical, Inc.
•    SI-BONE, Inc.
•    Silk Road Medical Inc.
•    STAAR Surgical Company
•    Tandem Diabetes Care, Inc.
•    Treace Medical Concepts, Inc.

Our compensation committee did not use a peer group other than with respect to certain PSUs in fiscal 2022. The compensation committee considers compensation data from our compensation peer group as one of several factors that inform its judgment of appropriate parameters for compensation levels. The compensation committee does not strictly benchmark compensation to a specific percentile of our compensation peer group, nor does it apply a formula or assign relative weightings to specific compensation elements. The compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not take into account the specific performance of the executive officers, the relative size, growth and performance of the Company, or any unique circumstances or strategic considerations of the Company.

Fiscal 2023 Named Executive Officer Compensation

The compensation of our NEOs for fiscal 2023 had three primary components: annual base salary, annual cash bonus and long-term equity awards, each as described in further detail below.

Fiscal 2023 Annual Base Salary

Base salary is a customary, fixed element of compensation intended to attract and retain executives. When setting the annual base salaries of our NEOs, our compensation committee considers, among other things, the relevant NEO’s performance, internal pay equity and our performance. The annual base salaries of our NEOs will generally be determined and approved at the beginning of each year, or later if in connection with the commencement of employment of the NEO, by our compensation committee. Each NEO’s initial base salary is provided in his or her employment agreement. The table below shows the changes to our NEOs’ base salaries between fiscal 2022 and fiscal 2023. These changes were based on each NEO’s individual performance, promotions and our compensation committee’s business judgment, which is informed by the experience of its members, intended to align our NEO’s compensation with market pay levels for executives with similar duties and responsibilities:

Executive	2022 Base Salary	2023 Base Salary
Raymond W. Cohen	$750,000	$800,000
Kari Keese	$325,000	$425,000(1)
Rinda K. Sama	$475,000	$485,000
John Woock, Ph.D.	$475,000	$485,000
Alfred Ford, Jr.	$400,000	$420,000
Dan L. Dearen	$475,000	$485,000(2)

(1) Represents Ms. Keese’s annualized base salary as Chief Financial Officer. As a result of Ms. Keese’s mid-year promotion to Chief Financial Officer, the amount of base salary actually paid was less. See “Compensation Tables—Summary Compensation Table” below for additional details.
(2) Represents Mr. Dearen’s annualized base salary for fiscal year 2023. As a result of Mr. Dearen’s mid-year retirement, the amount of base salary actually paid was less. See “Compensation Tables—Summary Compensation Table” below for additional details.

Fiscal 2023 Annual Cash Bonus

Our fiscal 2023 annual cash bonus program consisted of rigorous, pre-set financial, operating and regulatory/product development goals, resulting in strong performance achievement and payouts reflecting a pay for performance alignment. Mr. Ford, participated in an annual cash commission plan, as described further below.

At the outset of fiscal 2023, our compensation committee established performance measures for our fiscal 2023 annual cash bonus program. The payouts, if any, was based upon the achievement of financial metrics (weighted 80%) and strategic metrics (weighted 20%), as described in the tables below, with a maximum payout of 125% of target.

Our compensation committee determined that performance under five goals met or exceeded target, while two strategic goals were not met.

Financial Performance Goal--$327 million in revenues Weighted 40%
	% of Target Achieved	% of Bonus Earned	Actual Achievement	Actual Achievement (%)
Threshold	> 90% of goal	30%	Exceeded $359.7 million	50%
Target	100% of goal	40%
Max	> 110% of goal	50%

Financial Performance Goal--Achieve a gross margin of >72% Weighted 20%
	% of Target Achieved	% of Bonus Earned	Actual Achievement	Actual Achievement (%)
Threshold	At <71%	15%	Exceeded 72.5%	25%
Target	At 72% on target	20%
Max	At >72.5% (+5%)	25%

Financial Performance Goal--Positive non-GAAP EBITDA for 2023 (in millions)(1) Weighted 20%

	% of Target Achieved	% of Bonus Earned	Actual Achievement	Actual Achievement (%)
Threshold	At <5M	15%	Exceeded $10.5M	25%
Target	At $10M on target	20%
Max	>$10.5M	25%
(1) For purposes of the 2023 Annual Cash Bonus, adjusted EBITDA was defined as net income (loss) before other income/expense (including interest), income tax expense (benefit), depreciation and amortization expense, stock-based compensation expense, acquisition-related costs, acquired in-process research and development expense, loss on disposal of property and equipment, and expense related to impairment of intangible assets.

Strategic Metrics
Performance Goal	% of Bonus Earned Upon Achievement	Actual Achievement	Actual Achievement (%)
Manage adjusted operating expenses in line with plan of $226 million ($278 million GAAP), measured as a percentage of revenue if revenue exceeds target(2)	10%	Goal met	10%
Approval by BSI (Europe) and TGA (Australia) & launch for non-rechargeable IPG (F15/Taurus) in H1 2023	5%	Goal not met	0%
Approval of FDA for the new rechargeable IPG (R20/Centaur) before end of Q12023	5%	Goal met	5%
Qualify new manufacturing facility	Kicker + 5%	Goal not met	0%
(2) For purposes of the 2023 Annual Cash Bonus, adjusted operating expenses was defined as GAAP operating expenses less acquisition-related costs and one-time acquired in-process research and development costs.

Each NEO earned 115% of his or her fiscal 2023 target annual bonus. Payout amounts are interpolated between threshold and target, and between target and maximum.

Executive	2023 Base Salary ($)	2023 Target Bonus Percentage	2023 Target Bonus Payout at 100% (thousands) ($)	2023 At 115% Total amount to pay (thousands) ($)
Raymond W. Cohen	800,000	100%	800	920
Kari Keese	425,000	35%	149	171
Rinda K. Sama	485,000	70%	339	390
John Woock, Ph.D.	485,000	70%	339	390
Alfred Ford, Jr.	N/A	N/A	N/A	N/A
Dan L. Dearen*	485,000	50%	243	182
* Mr. Dearen retired from the Company effective October 2, 2023, and received a pro-rated 2023 annual cash bonus payment equal to $181,875 at the time of his retirement.

The table below shows the changes to our NEOs’ target cash bonus opportunities between fiscal 2022 and fiscal 2023. Except for Ms. Keese, none of our NEOs received an increase in their target annual cash bonus, as a percentage of their base salary, in fiscal 2023. Ms. Keese’s increase to her target annual cash bonus was based on her individual performance, increased duties and responsibilities, and our compensation committee’s business judgment, which is informed by the experience of its members, intended to align our NEO’s compensation with market pay levels for executives with similar duties and responsibilities.

Target
Executive	2023	2022
Raymond W. Cohen	100% of base salary	100% of base salary
Kari Keese	35% of base salary	30% of base salary
Rinda K. Sama	70% of base salary	70% of base salary
John Woock, Ph.D.	70% of base salary	70% of base salary
Alfred Ford, Jr.	N/A	N/A
Dan L. Dearen*	50% of base salary	50% of base salary
* Mr. Dearen retired from the Company effective October 2, 2023, and received a pro-rated 2023 annual cash bonus payment equal to $181,875 at the time of his retirement.

In fiscal 2023, Mr. Ford participated in an annual cash commission plan pursuant to the Ford Agreement, under which he was eligible for an annual cash commission payment in an amount equal to 0.130% of our net sales. The compensation committee established a target cash incentive opportunity for Mr. Ford at $425,000 for fiscal 2023 corresponding to a target net sales goal of $327 million. For fiscal 2023, our net sales were $366.4 million and Mr. Ford earned an annual cash commission payment in an amount equal to $476,320.

Long-Term Equity Awards

The equity component of our NEOs’ compensation emphasizes long-term stockholder value creation through restricted stock awards (“RSAs”) and PSU awards. The compensation committee typically grants equity awards to NEOs during its regularly scheduled meeting early in the fiscal year. However, the timing of this approval may be changed in the event of extraordinary circumstances, including in connection with mid-year promotions and new-hires. The compensation committee does not grant equity awards in anticipation of the release of material nonpublic information. Similarly, the compensation committee does not time the release of material nonpublic information based on equity award grant dates.

Fiscal 2022 PSUs

PSUs for fiscal 2022 compensation were granted in January 2022.

Approximately 45% of the equity award value for fiscal 2022 was made in the form of PSUs granted to our NEOs.

One-third of these PSUs were tied to our relative TSR performance relative to the NASDAQ Health Care Index constituents over a two-year performance period (January 1, 2022 through December 31, 2023), calculated based on the 20-trading-day average stock price prior to the end of the performance period over the 20-trading-day average stock price prior to the beginning of the performance period. To earn at least the target number of such PSUs, our relative TSR ranking for the two-year performance period had to be at or above the 50th percentile of the NASDAQ Health Care Index constituents. If our relative TSR ranking was below the 30th percentile, none of such PSUs would have been earned. If our relative TSR ranking was at the 30th percentile, then 25% of the target number of such PSUs would have been earned. If our relative TSR ranking was at or above the 80th percentile, a maximum of 200% of the target number of such PSUs would have been earned. For relative TSRs between the 30th percentile and the 50th percentile, or between the 50th percentile and the 80th percentile, the number of such PSUs earned was determined by means of linear interpolation. Following fiscal 2023, the Compensation Committee determined that the PSUs were earned at 200% of the target number. The following table shows the target number of shares covered by the relative TSR PSUs granted to our NEOs in January 2022 as well as the shares earned based on actual TSR performance.

Executive	Target TSR PSUs (#)	Earned TSR PSUs (#)
Raymond W. Cohen	10,950	21,900
Kari Keese	1,000	2,000
Rinda K. Sama	5,250	10,500
John Woock, Ph.D.	5,250	10,500
Alfred Ford, Jr.	5,250	10,500
Dan L. Dearen*	5,250	0
* Mr. Dearen retired from the Company effective October 2, 2023, and forfeited his TSR-based PSUs granted in fiscal 2022.

Fiscal 2023 RSAs

Approximately 25% of the equity award value for fiscal 2023 was made in the form of restricted stock awards granted to our NEOs. The committee determined that the mix of time-based restricted stock awards and PSUs was appropriate given the current stage of our business taking into consideration our relative growth as we continue to execute our business strategy. RSAs granted to our NEOs generally vest over a three-year period, with one-third of the number of shares vesting annually upon each anniversary of the vesting commencement date, until fully-vested, generally subject to continuous service. The following table shows the number of shares covered by the RSAs granted to our NEOs in January 2023.

Executive	RSAs (#)
Raymond W. Cohen	20,750
Kari Keese	4,083
Rinda K. Sama	8,750
John Woock, Ph.D.	8,750
Alfred Ford, Jr.	7,500
Dan L. Dearen	5,000

    In September 2023, Ms. Keese further received an award of 25,000 shares of RSAs in connection with her promotion to Chief Financial Officer. The shares will vest one-third on each anniversary of the grant date until fully vested, subject to continuous service through each vesting date. See “Employment Agreements, Termination Payments, Change in Control Payments” below for details regarding Ms. Keese’s employment arrangements as our Chief Financial Officer.

Fiscal 2023 PSUs

PSUs for fiscal 2023 compensation were granted in January 2023.

Approximately 75% of the equity award value for fiscal 2023 was made in the form of PSUs granted to our NEOs.

One-third of these PSUs are tied to our relative TSR performance relative to the NASDAQ Health Care Index constituents over a two-year performance period (January 31, 2023 through January 31, 2025), calculated based on the 20-trading-day average stock price prior to the end of the performance period over the 20-trading-day average stock price prior to the beginning of the performance period. To earn at least the target number of such PSUs, our relative TSR ranking for the two-year performance period must be at or above the 50th percentile of the NASDAQ Health Care Index constituents. If our relative TSR ranking is below the 30th percentile, none of such PSUs will be earned. If our relative TSR ranking is at the 30th percentile, then 25% of the target number of such PSUs will be earned. If our relative TSR ranking is at or above the 80th percentile, a maximum of 200% of the target number of such PSUs will be earned. For relative TSRs between the 30th percentile and the 50th percentile, or between the 50th percentile and the 80th percentile, the number of such PSUs earned is determined by means of linear interpolation. The following table shows the target number of shares covered by the relative TSR PSUs granted to our NEOs in January 2023.

Executive	Target TSR PSUs (#)
Raymond W. Cohen	20,750
Kari Keese	2,083
Rinda K. Sama	8,750
John Woock, Ph.D.	8,750
Alfred Ford, Jr.	7,500
Dan L. Dearen*	5,000
* In connection with Mr. Dearen’s retirement from the Company in fiscal 2023, his fiscal 2023 TSR-based PSUs were forfeited in accordance with the terms of his PSU award agreement.

Two-thirds of the PSUs granted to our NEOs in January 2023 for fiscal 2023 were tied to the same goals as the fiscal 2023 annual cash bonus program over a one-year performance period (January 1, 2023-December 31, 2023). The shares are earned in full if 100% of target was achieved. As noted above, 115% of target was achieved and thus these shares were earned in full. Set forth below are the target and earned PSUs attributable to this two-thirds-portion of 2023 PSU grants.

Executive	Target PSUs (#)	Earned PSUs (#)
Raymond W. Cohen	41,500	41,500
Kari Keese	4,167	4,167
Rinda K. Sama	17,500	17,500
John Woock, Ph.D.	17,500	17,500
Alfred Ford, Jr.	15,000	15,000
Dan L. Dearen*	15,000	11,250
* Mr. Dearen retired from the Company effective October 2, 2023, and received a pro-rated amount of his target PSUs attributable to the three-fourths-portion of 2023 PSU grants at the time of his retirement.

Proposed Merger

Upon the closing of the Merger:

•each outstanding and unexercised option with an exercise price per share that is less than the merger consideration will be canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (a) the amount by which the merger consideration exceeds the applicable exercise price per share of such option and (b) the aggregate number of shares remaining issuable upon exercise of such option;

•each outstanding and unexercised option with an exercise price per share that is equal to or greater than the merger consideration will be canceled without the payment of any consideration;

•each outstanding restricted stock award will be canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (a) the merger consideration and (b) the aggregate number of shares covered by such award;

•each outstanding restricted share unit award that vests based on achievement of any market or performance condition and service condition, will be canceled and converted into the right to receive an amount in cash, without interest, equal to the product of (a) the merger consideration and (b) the aggregate number of shares underlying such award. For an award for which the market condition is relative total stockholder return, actual performance will be used, measured as of the Company’s fiscal quarter-end immediately preceding the closing of the Merger for the Company’s peers and the merger consideration as the per share price for the Company. For other restricted share unit awards, performance will be measured at the greater of (A) the target level of achievement of all relevant performance goals in accordance with the applicable award agreement relating thereto or (B) the actual level of achievement of all relevant performance goals against target as of the Company’s fiscal quarter-end immediately preceding the closing of the Merger in accordance with the applicable award agreement relating thereto. Each restricted share unit award that has not been deemed earned in accordance with the foregoing treatment will be canceled without the payment of consideration.

Executive Officers’ Transaction Bonuses in Lieu of 2024 Equity Compensation

In connection with the Merger, Messrs. Cohen, Sama, Woock, Ph.D., Ford, Jr., and Ms. Keese were granted cash bonus opportunities in lieu of annual equity compensation during the period between January 1, 2024 and the earlier of (i) the closing of the Merger or (ii) December 31, 2024. Any earned payment will be made promptly following the closing of the Merger. The bonus opportunities for Messrs. Cohen, Sama, Woock, Ph.D., Ford, Jr., and Ms. Keese are $568,444, $232,969, $232,969, $203,149 and $203,149, in each case per month, respectively. In order to earn a payment under this arrangement, the NEO must be continuously employed with Axonics through the closing of the Merger. If a NEO’s employment is terminated prior to the closing of the Merger by Axonics without “cause” (as defined under such NEO’s employment agreement), such NEO will be entitled to receive a prorated payment for the period between January 1, 2024 and the date on which their employment is terminated, payable upon the closing of the Merger.

Other Benefits

We maintain a defined contribution employee retirement plan (the “401(k) plan”) for our employees. Our NEOs are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $22,500 for calendar year 2023. Participants who are 50 years or older can also make “catch-up” contributions, which in calendar year 2023 was up to an additional $7,500 above the statutory limit. We currently make matching contributions under our 401(k) plan of 100% on the first 3% of the participant’s compensation and 50% between 3% and 5% of compensation, subject to IRS limits. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Our NEOs are eligible to participate in our employee benefit plans and programs, including medical, dental, vision, group life, disability and accidental death and dismemberment insurance, in each case, on the same basis as our other full-time employees.

Perquisites

We do not provide any significant perquisites or personal benefits (as described under applicable SEC rules) to our NEOs.

Employment Agreements, Termination Payments, Change in Control Payments

Each of our NEOs has entered into employment agreements and award agreements with us, providing our NEOs with severance benefits. These benefits help us attract and retain an appropriate caliber of talent for our NEO team. These severance benefits in part are intended to reflect the fact that it may be difficult for the NEOs to find comparable employment within a short period of time. We believe that our severance benefits are consistent with the level of benefits necessary to attract and retain the NEOs. The severance benefits provided in connection with employment agreements and award agreements entered into with the NEOs are more fully described below on page 20.

In connection with her promotion to Chief Financial Officer, the Company entered into an Executive Employment Agreement with Ms. Keese on October 2, 2023 (the “Keese Agreement”). The Keese Agreement provides that Ms. Keese’s term as the Company’s Chief Financial Officer will run until October 2, 2028, setting forth her initial base salary of $425,000, which will be reviewed on an annual basis, further providing eligibility for an annual cash bonus of up to 35% of Ms. Keese’s base salary for 2023 and, thereafter, 50% of Ms. Keese’s base salary for the calendar year for which a bonus is being paid. Additionally, the Keese Agreement sets forth her eligibility to receive such medical coverage and other benefits available to the Company’s senior executives. Additionally, in connection with Ms. Keese’s promotion to Chief Financial Officer, the Board approved a grant of 25,000 restricted shares of the Company’s common stock, subject to the terms and conditions of the 2018 Plan. Ms. Keese or the Company may terminate the Keese Agreement at any time. Ms. Keese’s severance benefits provided pursuant to the Keese Agreement are more fully described below on page 24.

The Company also entered into an Executive Employee Agreement with Raymond W. Cohen on October 2, 2023 (the “Cohen Agreement”), to replace the existing employment agreement with Mr. Cohen, which expires by its terms on July 1, 2024. The Cohen Agreement provides that Mr. Cohen’s term as the Company’s Chief Executive Officer will run until October 2, 2025, setting forth his initial base salary of $800,000, which will be reviewed on an annual basis, further providing eligibility for an annual cash bonus of up to 100% of Mr. Cohen’s base salary for the calendar year for which a bonus is being paid. Additionally, the Cohen Agreement sets forth his eligibility to receive such medical coverage and other benefits available to the Company’s senior executives. Mr. Cohen or the Company may terminate the Cohen Agreement at any time. Mr. Cohen’s severance benefits provided pursuant to the Cohen Agreement are more fully described below on page 24.

We amended the employment agreements for each of the other NEOs, extending the severance period in qualifying terminations occurring within one year following a change in control from nine months to 12 months, as approved by the Company in late 2023. Please see page 20 for additional details regarding the severance benefits provided to our NEOs.

Ownership Guidelines

Consistent with its compensation philosophy and the principle of aligning the interests of our management and directors with the interests of our stockholders, the Board has implemented stock ownership guidelines for our executive officers and non-employee directors. Unvested shares of restricted stock, unvested restricted stock units, vested but unexercised stock options, and unvested stock options may be included to determine whether the required ownership interest has been met, provided that such shares, units, or options vest based on time and not performance.

Beneficial Owner	Stock Ownership Guideline
Chief Executive Officer	> 3x annual base salary
Executive Officers other than Chief Executive Officer	> 1x annual base salary (1)
Non-employee Directors	> 3x annual cash retainer (1)
_____________________________________________

(1) These stock ownership guidelines are required for non-employee directors and executive officers after their completion of five years of service on the Board or as an executive officer. As of the end of fiscal 2023, all of our continuing NEOs and directors have met, exceeded, or are on track to meet, these guidelines based on their current rate of stock accumulations in the time frames set out in the guidelines.

Hedging and Pledging Prohibitions; Stock Trading Practices

We have adopted an insider trading policy that prohibits our directors, officers and employees, including our NEOs, from entering into short sales or derivative transactions, such as forward contracts or collars, to hedge or offset their economic exposure to our securities. Any officer who is deemed a “Section 16 Officer” under the Securities Exchange Act of 1934, as amended, must obtain pre-clearance for any transaction involving our stock and are prohibited from trading in our securities if they are aware of material, non-public information, unless the trade is processed pursuant to an existing, approved Rule 10b5-1 plan.

Clawbacks

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), we maintain a clawback policy, which requires that certain incentive compensation paid to any current or former executive officer, including our NEOs, will be subject to recoupment if (x) the incentive compensation was calculated based on financial statements that were required to be restated due to material noncompliance with financial reporting requirements, without regard to any fault or misconduct, and (y) that noncompliance resulted in overpayment of the incentive compensation within the three fiscal years preceding the fiscal year in which the restatement was required. Incentive compensation subject to the clawback policy consists of compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure (as defined in the rules implementing such requirement), including stock price and total shareholder return, on and after October 2, 2023.

Our 2018 Plan provides that, except as otherwise provided by our Board, if an award recipient, including the NEOs, engages in “detrimental conduct” as described below, whether during the employee’s employment or after termination of employment, in addition to any other penalties or restrictions that may apply under state law or otherwise, the employee will forfeit or pay us: (i) any and all outstanding awards granted to the employee, including awards that have become vested or exercisable; (ii) any cash or shares received by the employee under our 2018 Plan during the 12-month period immediately before the date we determine the employee engaged in detrimental conduct; and (iii) the profit realized by the employee from the sale, or other disposition for consideration, of any shares received by the employee under our 2018 Plan during the 12-month period immediately before the date we determine the employee has engaged in detrimental conduct. For the foregoing purposes, “detrimental conduct” means, as determined by us, the employee’s serious misconduct or unethical behavior, including any of the following: (i) any violation by the employee of a restrictive covenant agreement that the employee has entered into with the us or an affiliate (covering, for example, confidentiality, non-competition, non-solicitation, non-disparagement covenants); (ii) any conduct by the employee that could result in the employee’s termination of employment for “cause” (as defined in our 2018 Plan); (iii) the commission of a criminal act by the employee; (iv) the employee’s breach of a fiduciary duty owed to us; (5) the employee’s intentional violation, or grossly negligent disregard, of our policies, rules, or procedures; or (6) the employee taking or maintaining trading positions that result in a need to restate financial results in a subsequent reporting period or that result in a significant financial loss to us.

162(m) Tax Deductibility; 280G Excise Taxes and 409A Deferred Compensation

Section 162(m) of the Code (“Section 162(m)”) generally limits our annual corporate tax deduction for compensation paid to each of our “covered employees” to $1 million. “Covered employees” include anyone who served as chief executive officer or chief financial officer during any part of a year and the next three most highly compensated NEOs for that year. In addition, once a person is considered a “covered employee,” that person remains a covered employee in all subsequent years (including after the person leaves our service or changes roles). The American Rescue Plan Act of 2021 updated Section 162(m), effective in 2026, to expand the number of “covered employees” subject to the $1 million deduction limit to include the next five highest compensated employees of the company; however this new group of employees will not retain the perpetual “covered employee” status and will be determined annually. Consequently, we generally will not be entitled to a U.S. tax deduction for compensation paid in any year to our NEOs and our other “covered employees” in excess of $1 million. Our compensation committee believes that it should not be constrained by the requirements of Section 162(m) where those requirements may impair flexibility in compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, our compensation committee has not adopted a policy that requires that all compensation be deductible and, accordingly, income recognized from equity or other awards may be non-deductible. Our compensation committee retains the discretion to provide compensation which may not be deductible by reason of Section 162(m).

We have not provided or committed to provide any NEO with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G or Section 409A of the Code. Section 280G and related sections of the Code provide that an executive officer and certain persons who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control that exceeds certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Section 409A of the Code also imposes additional significant taxes on the individual in the event that an executive officer, director or service provider of certain types receives “deferred compensation” that does not meet the requirements of Section 409A of the Code.

Accounting Considerations

We account for stock-based compensation in accordance with FASB ASC Topic 718 Compensation - Stock Compensation, which requires us to recognize compensation expense for share-based payments. Our compensation committee regularly considers the accounting implications of significant compensation decisions, including taking into account FASB ASC Topic 718 in determining the amounts of equity compensation awards granted to executives and employees.

Compensation Risk Assessment

The compensation committee assesses and considers potential risks when reviewing and approving our compensation programs, policies and practices for our executive officers and our employees. We designed our compensation programs, including our incentive compensation plans, with features to address potential risks while rewarding employees for achieving financial and strategic objectives through prudent business judgment and appropriate risk taking. Based upon its assessment, the compensation committee believes that any risks arising from our compensation programs do not create disproportionate incentives for our employees to take risks that are reasonably likely to have a material adverse effect on us.

Compensation Committee Report

Our compensation committee has reviewed and discussed with management the disclosures contained in the preceding “Compensation Discussion and Analysis.” Based on this review and discussion, our compensation committee recommended to our Board that the preceding section entitled “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

Members of our compensation committee

Jane E. Kiernan (Chair) | Esteban Lopez, M.D. | Nancy Snyderman, M.D., F.A.C.S.

Compensation Tables
Summary Compensation Table

Our named executive officers, which consist of those individuals serving during 2023 as our principal executive officer and our principal financial officer and our three other most highly compensated executive officers serving at the end of our fiscal year ended December 31, 2023, are:

•    Raymond W. Cohen, Chief Executive Officer
•    Kari Keese, Chief Financial Officer
•    Rinda K. Sama, Chief Operating Officer
•    John Woock, Ph.D., Executive Vice President, Chief Marketing & Strategy Officer
•    Alfred Ford, Jr., Chief Commercial Officer
•    Dan L. Dearen, former President and Chief Financial Officer

The following table sets forth total compensation paid to our named executive officers for our fiscal year ended December 31, 2023.

Name and principal position	Year	Salary ($)		Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Raymond W. Cohen Chief Executive Officer	2023	800,000		5,621,175	920,000	28,200	(3)	7,369,375
	2022	750,000		3,614,877	937,500	27,200		5,329,577
	2021	625,000		4,226,475	687,500	26,600		5,565,575
Kari Keese Chief Financial Officer	2023	368,333	(4)	2,119,896	137,000	15,450	(3)	2,640,679
Rinda K. Sama Chief Operating Officer	2023	485,000		2,149,000	390,000	13,200	(3)	3,037,200
	2022	475,000		1,780,997	415,625	12,200		2,683,822
	2021	450,000		1,579,575	297,000	11,600		2,338,175
John Woock, Ph.D. Executive Vice President, Chief Marketing & Strategy Officer	2023	485,000		2,370,375	390,000	13,200	(3)	3,258,575
	2022	475,000		1,780,997	415,625	12,200		2,683,822
	2021	400,000		1,088,638	176,000	10,350		1,674,988
Alfred Ford, Jr. Chief Commercial Officer	2023	420,000		2,031,750	476,320	13,200	(3)	2,941,270
	2022	400,000		1,270,413	490,764	12,200		2,173,377
	2021	350,000		1,088,638	224,389	11,600		1,674,627
Dan L. Dearen Former President and Chief Financial Officer	2023	356,288	(5)	1,661,500	181,875	862,050	(3)	3,061,713
	2022	475,000		1,019,745	296,875	27,200		1,818,820
	2021	460,000		1,579,575	303,600	26,600		2,369,775
_____________________________________________
(1) Represents the aggregate grant date fair value of the RSAs and PSUs granted to our NEOs in fiscal 2023, 2022 and 2021, calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. PSUs include both corporate performance and market-related goals. Consistent with the applicable accounting standards, the grant date fair value of PSUs with a corporate performance goal is calculated based on the probable outcome of the performance measures for the applicable performance period as of the date on which the PSUs were granted for accounting purposes and the grant date fair value of the market-related goal component has been determined using a Monte Carlo simulation model. These amounts do not represent cash payments or proceeds actually received by the executives and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 6 to our financial statements included in the 2023 Annual Report.

(2) The amounts reported in the Non-Equity Incentive Plan Compensation column, except for Mr. Ford, reflect actual payments made under the annual cash bonus program for fiscal 2023, 2022, and 2021. The amounts reported in the Non-Equity Incentive Plan Compensation column for Mr. Ford reflect actual payments made under the annual commission plan pursuant to the Ford Agreement for fiscal 2023, 2022, and 2021. See “Compensation Discussion and Analysis” above for additional information regarding the fiscal 2023 annual cash bonus program and Mr. Ford’s fiscal 2023 annual commission plan. Upon Mr. Dearen’s retirement, he received a pro-rated fiscal 2023 annual cash bonus of $181,875 at the time of his retirement.
(3) Represents (i) company matching contributions to our 401(k) plan of $13,200 each for Messrs. Cohen, Sama, Woock, Ford and Dearen and Ms. Keese, and (ii) automobile allowances paid in the amount of $15,000, $11,250, and $2,250 for Messrs. Cohen, Dearen and Ms. Keese, respectively. For Mr. Dearen, this amount also includes $837,600 attributable to accelerated vesting of equity awards (calculated by multiplying the number of shares of stock received by the market value of the underlying shares on the vesting date) at the time of his retirement.
(4) The amount reported reflects a mid-year compensation increase in connection with Ms. Keese’s promotion to Chief Financial Officer.
(5) Mr. Dearen retired from the Company effective October 2, 2023. His base salary reflects the pro-rated amount actually paid to him for his fiscal 2023 service.

Grants of Plan-Based Awards in Fiscal 2023

The following table provides information about plan-based awards granted to the NEOs in 2023. All equity awards were granted under the 2018 Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards					All Other Stock Award: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Type of Award	Threshold ($)	Target ($)	Maximum ($)	Type of Awards	Threshold (#)	Target (#)	Maximum (#)
Raymond W. Cohen		Annual cash bonus	40,000	800,000	1,000,000	-	-	-	-		-		-
	1/31/2023		-	-	-	PSU	5,188	20,750	41,500	(2)	-		1,799,025
	1/31/2023		-	-	-	PSU	-	41,500	41,500	(3)	-		2,548,100
	1/31/2023		-	-	-	RSA	-	-	-		20,750	(4)	1,274,050
Kari Keese		Annual cash bonus	7,438	148,750	185,938	-	-	-	-		-		-
	1/31/2023		-	-	-	PSU	521	2,083	4,166	(2)	-		180,596
	1/31/2023		-	-	-	PSU	-	4,167	4,167	(3)	-		255,854
	1/31/2023		-	-	-	RSA	-	-	-		4,083	(4)	250,696
	9/30/2023		-	-	-	RSA	-	-	-		25,000	(6)	1,432,750
Rinda K. Sama		Annual cash bonus	16,975	339,500	424,375	-	-	-	-		-		-
	1/31/2023		-	-	-	PSU	2,188	8,750	17,500	(2)	-		758,625
	1/31/2023		-	-	-	PSU	-	17,500	17,500	(3)	-		1,074,500
	1/31/2023		-	-	-	RSA	-	-	-		8,750	(4)	537,250
John Woock, Ph.D.		Annual cash bonus	16,975	339,500	424,375	-	-	-	-		-		-
	1/31/2023		-	-	-	PSU	2,188	8,750	17,500	(2)	-		758,625
	1/31/2023		-	-	-	PSU	-	17,500	17,500	(3)	-		1,074,500
	1/31/2023		-	-	-	RSA	-	-	-		8,750	(4)	537,250
Alfred Ford, Jr.		Commissions on Sales	-	425,000	-	-	-	-	-		-		-
	1/31/2023		-	-	-	PSU	1,875	7,500	15,000	(2)	-		650,250
	1/31/2023		-	-	-	PSU	-	15,000	15,000	(3)	-		921,000
	1/31/2023		-	-	-	RSA	-	-	-		7,500	(4)	460,500
Dan L. Dearen		Annual cash bonus	12,125	242,500	303,125	-	-	-	-		-		-
	1/31/2023		-	-	-	PSU	1,250	5,000	10,000	(2)	-		433,500
	1/31/2023		-	-	-	PSU	-	15,000	15,000	(3)	-		921,000
	1/31/2023		-	-	-	RSA	-	-	-		5,000	(4)	307,000
_____________________________________________

(1) Amounts shown represent the potential cash payout amounts under the fiscal 2023 annual cash bonus plan if performance had been achieved at the threshold, target or maximum performance levels. The actual cash payout amounts are disclosed in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column. Mr. Ford participated in a commission plan that did not include a threshold or maximum payout amount. See “Fiscal 2023 Annual Cash Bonus” above for more information on the 2023 annual cash bonus plan and Mr. Ford’s commission plan. Upon Mr. Dearen’s retirement, he received a pro-rated fiscal 2023 annual cash bonus of $181,875 at the time of his retirement.
(2) These awards vest as to 100% if our relative TSR ranking measured over a two-year performance period is at or above at least the 50th percentile and vest as to 200% if our relative TSR ranking over such period is at or above at least the 80th percentile. These awards do not vest to the extent that our relative TSR ranking over such period is below the 30th percentile. If our relative TSR ranking is at the 30th percentile of the peer group, then 25% of the target number of TSR PSUs will be earned. For relative TSRs between the 30th and the 50th percentile and the 50th and the 80th percentile, the vesting will be determined by means of linear interpolation. Upon Mr. Dearen’s retirement, he forfeited his TSR-based PSUs granted in fiscal 2023.
(3) These awards vest either 0% or 100% contingent on the achievement of performance goals for the performance period ending December 31, 2023, subject to continuous service through the vesting date.
(4) These awards vest over a three-year period, with one third of the number of shares vesting annually upon each anniversary of the vesting commencement date of January 31, 2023, until fully vested, generally subject to continuous service.
(5) Represents the aggregate grant date fair value of RSAs and PSUs calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. PSUs include both corporate performance and market-related goals. Consistent with the applicable accounting standards, the grant date fair value of PSUs with a corporate performance goal is calculated based on the probable outcome of the performance measures for the applicable performance period as of the date on which the PSUs were granted for accounting purposes and the grant date fair value of the market-related goal component has been determined using a Monte Carlo simulation model. These amounts do not represent cash payments or proceeds actually received by the executives and the actual values they realize may be materially different from these reported amounts upon their sale of the underlying shares. For fair value assumptions refer to Note 6 to our financial statements included in the 2023 Annual Report.
(6) Represents an award of RSAs granted to Ms. Keese in connection with her promotion to Chief Financial Officer. The shares will vest one-third on each anniversary of the grant date until fully vested, subject to continuous service through each vesting date.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each of our NEOs, the number of outstanding equity awards held on December 31, 2023. In connection with Mr. Dearen’s retirement in fiscal 2023, his unvested equity awards were forfeited to the Company.

	Option Awards(1)						Stock Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

Raymond Cohen	3/30/2018	3/30/2018	106,776	—	(3)	$1.63	3/30/2028	—		—	—		—
	1/30/2019	1/30/2019	222,222	—	(3)	$14.19	1/30/2029	—		—	—		—
	12/12/2019	12/12/2019	78,125	—	(3)	$25.82	12/12/2029	—		—	—		—
	—	—	—	—		—	—	10,000	(4)	622,300	—		—
	—	—	—	—		—	—	28,865	(5)	1,796,269	—		—
	—	—	—	—		—	—	20,750	(6)	1,291,273	—		—
	—	—	—	—		—	—	21,900	(7)	1,362,837	—		—
	—	—	—	—		—	—	41,500	(8)	2,582,545	—		—
	—	—	—	—		—	—	—		—	41,500	(9)	2,582,545
Kari Keese	—	—	—	—		—	—	875	(10)	54,451	—		—
	—	—	—	—		—	—	1,750	(4)	108,903	—		—
	—	—	—	—		—	—	1,524	(5)	94,839	—		—
	—	—	—	—		—	—	4,083	(6)	254,085	—		—
	—	—	—	—		—	—	25,000	(11)	1,555,750	—		—
	—	—	—	—		—	—	2,000	(7)	124,460	—		—
	—	—	—	—		—	—	4,167	(8)	259,312	—		—
	—	—	—	—		—	—	—		—	4,166	(9)	259,250
Rinda K. Sama	3/30/2018	3/30/2018	6,294	—	(3)	$1.63	3/30/2028	—		—	—		—
	1/30/2019	1/30/2019	11,019	—	(3)	$14.19	1/30/2029	—		—	—		—
	12/12/2019	12/12/2019	9,962	—	(3)	$25.82	12/12/2029	—		—	—		—
	—	—	—	—		—	—	5,000	(4)	311,150	—		—
	—	—	—	—		—	—	14,283	(5)	888,831	—		—
	—	—	—	—		—	—	8,750	(6)	544,513	—		—
	—	—	—	—		—	—	10,500	(7)	653,415	—		—
	—	—	—	—		—	—	17,500	(8)	1,089,025	—		—
	—	—	—	—		—	—	—		—	17,500	(9)	1,089,025
John Woock, Ph.D.	1/30/2019	1/30/2019	16,276	—	(3)	$14.19	1/30/2029	—		—	—		—
	12/12/2019	12/12/2019	3,581	—	(3)	$25.82	12/12/2029	—		—	—		—
	—	—	—	—		—	—	2,812	(4)	174,991	—		—
	—	—	—	—		—	—	14,283	(5)	888,831	—		—
	—	—	—	—		—	—	8,750	(6)	544,513	—		—
	—	—	—	—		—	—	10,500	(7)	653,415	—		—
	—	—	—	—		—	—	17,500	(8)	1,089,025	—		—
	—	—	—	—		—	—	—		—	17,500	(9)	1,089,025
Alfred Ford, Jr.	12/12/2019	12/12/2019	4,655	—	(3)	$25.82	12/12/2029	—		—	—		—
	—	—	—	—		—	—	2,812	(4)	174,991	—		—
	—	—	—	—		—	—	10,857	(5)	675,631	—		—
	—	—	—	—		—	—	7,500	(6)	466,725	—		—
	—	—	—	—		—	—	10,500	(7)	653,415	—		—
	—	—	—	—		—	—	15,000	(8)	933,450	—		—
	—	—	—	—		—	—	—		—	15,000	(9)	933,450

(1) Options granted prior to 2019 were granted under the 2014 Stock Incentive Plan (the “2014 Plan”). Options and awards granted in 2019 and after were granted under the 2018 Plan.
(2) Amounts calculated based on the closing price of our common stock on Nasdaq on December 29, 2023 (the last trading day of our fiscal year), which was $62.23.
(3) This option is fully vested.
(4) Represents the number of time-based RSAs, granted on January 31, 2021, vesting one-fourth on each anniversary of the grant date until fully vested, subject to continuous service through each vesting date.
(5) Represents the number of time-based RSAs, granted on January 31, 2022, vesting one-third on each anniversary of the grant date until fully vested, subject to continuous service through each vesting date.
(6) Represents the number of time-based RSAs, granted on January 31, 2023, vesting one-third on each anniversary of the grant date until fully vested, subject to continuous service through each vesting date.
(7) Represents the number of performance-based PSUs, granted on January 31, 2022, based on actual achievement of TSR performance goals for the performance period ending December 31, 2023, subject to continuous service through January 31, 2024.
(8) Represents the number of performance-based PSUs, granted on January 31, 2023, based on actual achievement of financial and strategic performance metrics for the performance period ending December 31, 2023, subject to continuous service through January 31, 2024.
(9) Represents the maximum number of performance-based PSUs, granted on January 31, 2023, subject to vesting contingent on the achievement of TSR performance goals for the performance period ending December 31, 2024, subject to continuous service through January 31, 2025.
(10) Represents the number of time-based RSAs, granted on October 1, 2020, vesting one-fourth on each anniversary of the grant date until fully vested, subject to continuous service through each vesting date.
(11) Represents the number of time-based RSAs, granted on September 30, 2023, vesting one-third on each anniversary of the grant date until fully vested, subject to continuous service through each vesting date.

Option Exercises and Stock Vested - Fiscal 2023

The following table shows for fiscal 2023 the number of shares acquired upon exercise of option awards, the value realized upon such exercise, and the vesting of stock awards (restricted stock awards and PSUs) in fiscal year 2023 and the resulting value realized by the NEOs determined in accordance with SEC rules. However, the amounts reflected in the table do not represent cash payments to or proceeds received by the NEOs. The shares acquired by the NEOs, less any shares forfeited to pay for taxes, were retained by the NEOs. The actual values that may be realized by the NEOs in connection with these awards may be materially different from these amounts when ultimately realized upon sale of the shares.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Raymond W. Cohen	-	-	81,400	4,973,540
Kari Keese	1,115	46,744	5,887	345,546
Rinda K. Sama	-	-	40,517	2,475,589
John Woock, Ph.D.	30,215	1,506,483	30,674	1,874,181
Alfred Ford, Jr.	36,015	1,904,597	23,335	1,425,769
Dan L. Dearen	34,897	1,449,292	46,417	2,757,179

(1) The amounts realized upon exercise is the difference between the option exercise price and the closing price of our common stock, as reported on Nasdaq, on the date of exercise, multiplied by the number of shares of our common stock underlying the stock options that were exercised.
(2) The amounts realized upon vesting is based on the closing price of our common stock, as reported on Nasdaq, on the date immediately prior to the relevant vesting dates.

Potential Payments upon Termination or Change in Control Pursuant to Employment Agreements

We have entered into certain agreements with each of our NEOs, as described below, that provide for potential payments upon either a termination of employment or upon a change in control.

The following is a description of the severance payments and benefits provided under each of our NEOs’ employment agreements and equity award agreements, in the case of Mr. Cohen and Ms. Keese, pursuant to the employment agreements entered into with them respectively in October 2023, as previously disclosed, and in the case of the other NEOs, pursuant to amendments to their employment agreements that extend the severance period in connection with qualifying terminations occurring within one year following a change in control from nine months to 12 months, as approved by the Company in late 2023. These payments and benefits are generally subject to the NEO’s execution of a general release of claims and continued compliance with post-employment covenants.

Upon the NEO’s death or disability (as defined in each employment agreement), the NEO will be eligible to receive a lump sum cash payment equal to (i) 12 months base salary and (ii) a pro-rated bonus for the year of termination (if termination happens outside of the first quarter of the year of termination) based on actual performance through the termination date, generally subject to a general release of claims. Upon such termination event, any outstanding, unvested time-based equity awards will fully vest, with any performance-based PSUs vesting at actual performance level.

If the Company terminates the NEO’s employment without “cause,” or the NEO resigns for “good reason” (each as defined in the NEO’s employment agreement) (a “Qualifying Termination”), the NEO will be eligible to receive a lump sum cash payment equal to (i) 9 months base salary (12 months, in the case of Ms. Keese and Mr. Sama and 18 months, in the case of Mr. Cohen), (ii) a pro-rated bonus for the year of termination (if termination happens outside of the first quarter of the year of termination) based on actual performance through the termination date, (iii) a cash payment equal to 12 months COBRA premiums (24 months, in the case of Mr. Cohen and Ms. Keese), and (iv) in the case of Mr. Cohen and Ms. Keese, the amount of the prior-year annual bonus. Upon such termination event, any outstanding, unvested time-based equity awards will fully vest, and for purposes of any performance-based equity awards, in the case of Mr. Cohen and Ms. Keese, (A) any PSUs that are subject to the market condition of relative total shareholder return will vest based on actual performance and, for Mr. Cohen, be prorated for the performance period prior to the termination date, and (B) any other PSUs will fully vest and be prorated for the portion of the performance period prior to the termination date, and in the case of the other NEOs, all PSUs will vest at actual performance levels, prorated for the performance period prior to the termination date.

Any outstanding, unvested equity awards will accelerate and vest in full upon a change in control (as defined in the 2018 Plan, as amended from time to time, but excluding the Merger), with any performance-based equity awards vesting at the greater of target or actual performance (in the case of Mr. Cohen and Ms. Keese, any PSUs that are subject to the market condition of relative total shareholder return will vest based on actual performance).

If a Qualifying Termination occurs within one year following a change in control (as defined in the 2018 Plan, as amended from time to time, and including the Merger), the NEO will be eligible to receive a lump sum cash payment equal to (i) 12 months base salary (30 months, in the case of Mr. Cohen), (ii) a pro-rated bonus for the year of termination based on target performance through the termination date, (iii) a cash payment equal to nine months COBRA premiums for Messrs. Woock and Ford, 12 months, in the case of Mr. Sama, 36 months, in the case of Mr. Cohen and 24 months, in the case of Ms. Keese, and, (iv) in the case of Mr. Cohen and Ms. Keese, the amount of the prior-year annual bonus. Upon such termination event, any outstanding unvested time-based equity awards will fully vest, and any outstanding performance-based awards will fully vest, based on the greater of actual or target performance.

Each NEO’s employment agreement includes a modified cutback provision, providing that if amounts payable to an individual exceed the amount permitted under Section 280G of the Code in a manner that would result in excess parachute payments, the payments will be reduced (but not below zero) if and to the extent that the reduction would result in the individual retaining a larger amount on an after-tax basis (taking into account federal, state and local income taxes) so that no portion of the payments will be subject to the excise tax than if the individual received all of the payments, and such payments were subject to the excise tax. Please see the “Compensation Discussion and Analysis” section above for additional information regarding severance benefits.

Mr. Dearen retired from the Company effective October 2, 2023. Mr. Dearen received a pro-rated cash bonus payout of $181,875 and $837,600 attributable to accelerated vesting of equity awards (calculated by multiplying the number of shares of stock received by the market value of the underlying shares on the vesting date) at the time of his retirement.

The table below describes the payments that may be made to our NEOs upon several events of termination, assuming the termination event occurred on the last day of fiscal 2023 (except as otherwise noted).

Name	Benefit	Death or Disability ($)	Termination by Company Without Cause or by NEO for Good Reason / Cause (no Change in Control) ($)	Change in Control (no Termination) ($)	Termination by Company Without Cause or by NEO for Good Reason / Cause within 1 year of a Change in Control ($)
Raymond W. Cohen	Cash(1)	1,300,000	2,637,500	—	3,437,500
	Equity Acceleration(2)	8,265,077	8,265,077	8,265,077	8,265,077
	All Other Payments or Benefits(3)	—	43,040	—	64,561
	Total	9,565,077	10,945,617	8,265,077	11,767,138
Kari Keese	Cash(1)	517,969	639,844	—	639,844
	Equity Acceleration(2)	2,519,195	2,519,195	2,519,195	2,519,195
	All Other Payments or Benefits(3)	—	43,032	—	43,032
	Total	3,037,164	3,202,071	2,519,195	3,202,071
Rinda K. Sama	Cash(1)	697,188	697,188	—	697,188
	Equity Acceleration(2)	3,704,739	3,704,739	3,704,739	3,704,739
	All Other Payments or Benefits(3)	—	30,726	—	30,720
	Total	4,401,927	4,432,653	3,704,739	4,432,647
John Woock, Ph.D.	Cash(1)	697,188	575,938	—	697,188
	Equity Acceleration(2)	3,568,579	3,568,579	3,568,579	3,568,579
	All Other Payments or Benefits(3)	—	30,726	—	23,044
	Total	4,265,767	4,175,243	3,568,579	4,288,811
Alfred Ford, Jr.	Cash(1)	420,000	315,000	—	420,000
	Equity Acceleration(2)	3,044,229	3,044,229	3,044,229	3,044,229
	All Other Payments or Benefits(3)	—	30,726	—	23,044
	Total	3,464,229	3,389,955	3,044,229	3,487,273
(1) Represents the aggregate cash severance equal to 12-months base salary (or, in the case of Messrs. Woock and Ford, nine months upon a Qualifying Termination and in the case of Mr. Cohen, 18 months upon a Qualifying Termination or 30 months upon a Qualifying Termination within one year following a change in control), a pro-rated bonus (measured at (i) actual performance upon a Qualifying Termination or termination due to death or disability or (ii) at target upon a Qualifying Termination within one year following a change in control), and, in the case of Mr. Cohen and Ms. Keese, the prior-year bonus in connection with a Qualifying Termination (including within one year following a change in control).
(2) The value of the accelerated RSAs and PSUs are calculated based on the number of unvested RSAs and PSUs multiplied by $62.23, the closing price for a share of our common stock on December 29, 2023, assuming target performance for purposes of this disclosure.
(3) Other payments and benefits consist of COBRA premiums for our group health plan. The amounts in this column are based on the annual cost of benefits to the Company during fiscal 2023.

Pay Ratio Disclosure

As required by Item 402(u) of Regulation S-K, we are providing pay ratio information about the median of the annual total compensation of our employees and the annual total compensation of Mr. Cohen, our CEO. For 2023, our last completed fiscal year:

•the median of the annual total compensation of all of our employees (other than our CEO) was $167,581; and
•the annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this document was $7,369,375.

Based on this information, the ratio of our CEO’s fiscal 2023 annual total compensation to that of our median employee was approximately 44 to 1.

In determining the pay ratio described above, we used the methodology, assumptions, and estimates set forth below in determining the median employee.

We selected October 1, 2023, which is within the last three months of fiscal 2023, as the date upon which we would identify the median employee.

1.We determined that, as of October 1, 2023, our employee population consisted of 744 individuals.
2.For purposes of measuring the compensation of our employee population, we selected a “consistently applied compensation measure” (“CACM”). We chose a CACM that closely approximates the annual target total direct compensation of our employees. Specifically, we identified the median employee by aggregating, for each person employed as of October 1, 2023: (1) annual base pay, (2) the actual cash incentive payout under the 2023 annual bonus and commission plans, and (3) the grant date fair value for equity awards granted in fiscal 2023. In identifying the median employee, we annualized the compensation values of permanent employees that joined our Company during fiscal 2023. Amounts paid in foreign currencies were converted to U.S. Dollars based on the average annual exchange rate as of October 1, 2023.
3.Once we identified the median employee, we identified and calculated the elements of such employee’s compensation for fiscal 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $167,581. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our Summary Compensation Table included elsewhere in this document.

The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Securities Act of 1933, as amended, and based upon our reasonable judgment and assumptions. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the pay ratio, and other companies may use assumptions and methodologies that are different from those used by us in calculating their pay ratio. Accordingly, the pay ratio disclosed by other companies may not be comparable to our pay ratio as disclosed above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information Regarding Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2023:

Equity Compensation Plan Information at 2023 Fiscal Year End

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)(2)		Weighted-Average Exercise Price of Outstanding Options and Rights (b)(3)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(4)
Equity Compensation Plans Approved by Security Holders(1)	1,045,480	(2)	$18.47	(3)	1,920,160	(4)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	1,045,480		$18.47		1,920,160
_____________________________________________
(1) Consists of the 2014 Plan and the 2018 Plan. Both of our equity compensation plans under which options, warrants and rights were outstanding or available for future issuance as of December 31, 2023 have been approved by security holders.
(2) Consists of 160,863 shares of common stock underlying outstanding options under the 2014 Plan, 653,917 shares of common stock underlying outstanding options under the 2018 Plan and 230,700 PSUs (assuming target performance) issued under the 2018 Plan. Does not include 1,303,704 shares of restricted stock-based awards issued under the 2018 Plan, which were issued and outstanding but subject to forfeiture in the event of the holder’s termination of service as of December 31, 2023.
(3) Represents the weighted average exercise price of outstanding options and is calculated without taking into account shares of common stock subject to outstanding time- or performance-based restricted stock units that become issuable without the payment of a purchase price as those units vest. As of December 31, 2023, the weighted average exercise price of options under the 2014 Plan was $1.58, the weighted average exercise price of options under the 2018 Plan was $22.63.
(4) Consists of shares that were available for future issuance under the 2018 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth, as of April 25, 2024, information regarding beneficial ownership of our common stock by:

•each of our Named Executive Officers;

•each of our directors;

•all of our directors and executive officers as a group; and

•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding common stock.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares that the individual has the right to acquire by June 24, 2024 (60 days after April 25, 2024) through the exercise or conversion of a security or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose.

Our calculation of the percentage of beneficial ownership is based on 51,018,478 Shares outstanding (including Axonics RSAs) as of April 25, 2024.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Axonics, Inc., 26 Technology Drive, Irvine, California 92618.

Name and Address of Beneficial Owner	Amount and Nature of Shares Beneficially Owned	%
Named Executive Officers and Directors
Raymond W. Cohen(1)	595,958	1.2
Kari Keese(2)	43,323	*
Dan L. Dearen(3)	—	*
Rinda K. Sama(4)	124,966	*
John Woock, Ph.D.(5)	96,539	*
Alfred Ford, Jr.(6)	48,105	*
Nancy Snyderman, M.D., FACS(7)	34,111	*
Robert E. McNamara(8)	33,194	*
Michael H. Carrel(9)	32,861	*
Jane E. Kiernan(10)	19,861	*
David M. Demski(11)	19,542	*
Esteban López, M.D.(12)	16,600	*
All executive officers and directors as a group (12 persons)(13)	1,114,797	2.2
Greater than 5% Holders
BlackRock, Inc.(14)	4,189,817	8.2
The Vanguard Group(15)	5,260,830	10.3
*    Less than 1%.
(1)    Includes 407,123 Shares underlying Axonics Options exercisable within 60 days of April 25, 2024.
(2)    Consists of restricted Shares held by Ms. Keese.
(3)    Mr. Dearen retired as our Chief Financial Officer, effective in October 2023.
(4)    Includes (i) 27,275 Shares underlying Axonics Options exercisable within 60 days of April 25, 2024, (ii) 608 Shares held by Mr. Sama’s spouse and (iii) 13,229 Shares underlying Axonics Options exercisable within 60 days of April 25, 2024, held by Mr. Sama’s spouse.
(5)    Includes 19,136 Shares underlying Axonics Options exercisable within 60 days of April 25, 2024.
(6)    Includes 4,655 Shares underlying Axonics Options exercisable within 60 days of April 25, 2024.
(7)    Includes 14,167 Shares underlying Axonics Options exercisable within 60 days of April 25, 2024.
(8)    Includes 18,333 Shares underlying Axonics Options exercisable within 60 days of April 25, 2024.
(9)    Includes 15,000 Shares underlying Axonics Options exercisable within 60 days of April 25, 2024.
(10)    Consists of restricted Shares held by Ms. Kiernan.
(11)    Includes 10,000 Shares underlying Axonics Options exercisable within 60 days of April 25, 2024.
(12)    Includes 10,000 Shares underlying Axonics Options exercisable within 60 days of April 25, 2024.
(13)    Includes 560,227 Shares underlying Axonics Options exercisable within 60 days of April 25, 2024.
(14)    Based solely on a Schedule 13G/A filed with the SEC on January 25, 2024 by BlackRock, Inc., BlackRock, Inc. has sole voting power with respect to 4,110,233 Shares and sole dispositive power with respect to 4,189,817 Shares. The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(15)    Based solely on a Schedule 13G/A filed with the SEC on February 13, 2024 by The Vanguard Group, The Vanguard Group has shared voting power with respect to 91,803 Shares, sole dispositive power with respect to 5,115,506 Shares and shared dispositive power with respect to 145,324 Shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

Changes In Control

On January 8, 2024, the Company entered into the Merger Agreement with Boston Scientific Corporation and Merger Sub, providing for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Boston Scientific. At a special meeting held on March 22, 2024, the Company’s stockholders voted to adopt the Merger Agreement.

At the effective time of the Merger (the “Effective Time”), each share of Company’s common stock that is issued and outstanding immediately prior to the Effective Time, other than shares (a) held in the treasury of the Company or owned by any direct or indirect wholly owned subsidiary of the Company, (b) owned by Merger Sub, Boston Scientific or any direct or indirect wholly owned subsidiary of Boston Scientific or (c) held by holders who (i) are entitled to demand appraisal rights under Section 262 of the Delaware General Corporation Law, as amended (the “DGCL”), (ii) have properly exercised and perfected their respective demands for appraisal of such Shares in the time and manner provided in Section 262 of the DGCL and (iii) as of the Effective Time, have neither effectively withdrawn nor lost their rights to such appraisal and payment under the DGCL, will be automatically canceled and converted into the right to receive $71.00 in cash, without interest.

Except for the planned Merger described above, we know of no arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions

There have been no transactions since January 1, 2023, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation arrangements for our directors and executive officers, which are described under Item 11 (Executive Compensation) above.

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

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee for review, consideration and approval. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions or other sources of comparable products or services are available. To identify related-person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee or other independent body of the Board will take into account the relevant available facts and circumstances including, but not limited to:

•the risks, costs and benefits to us;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction;

•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. Our audit committee will approve only those related-person transactions that are in the best interests of our company, as our audit committee determines in good faith.

Director Independence

Our common stock is listed on the Nasdaq Global Select Market. The rules of the Nasdaq Stock Market require that each member of a listed company’s audit, compensation, nominating and governance committees be independent. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Exchange Act, and compensation committee members must also satisfy additional independence criteria, including those set forth in Rule 10C-1 under the Exchange Act. Under the rules of the Nasdaq Stock Market, a director will qualify as an “independent director” if, among other criteria in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of our audit committee, the Board or any other Board committee: (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, or (ii) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act, each member of the compensation committee must be a member of the board of the listed company and must otherwise be independent. In determining independence requirements for members of compensation committees, the national securities exchanges and national securities associations are to consider relevant factors, including: (i) the source of compensation of a member of the board of a listed company, including any consulting, advisory or other compensatory fee paid by the listed company to such member; and (ii) whether a member of the board of a listed company is affiliated with the listed company, a subsidiary of the listed company or an affiliate of a subsidiary of the listed company.

The Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Board determined that all directors (identified under Item 10 (Directors, Executive Officers and Corporate Governance—Identification of Directors) above), other than Mr. Cohen, are “independent directors” as defined under the rules of the Nasdaq Stock Market. In making these determinations, the Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any transactions involving them that would be subject to our related-person transactions policy. In addition to determining whether each director satisfies the director independence requirements set forth in the rules of the Nasdaq Stock Market, in the case of members of our audit committee and our compensation committee, the Board has also made an affirmative determination that such members also satisfy separate independence requirements and current standards imposed by Rule 10A-3 and the rules of the Nasdaq Stock Market for audit committee members and by Rule 10C-1, the rules of the Nasdaq Stock Market, and the IRS for compensation committee members.

Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm Fees

The table below reflects the aggregate fees billed for audit, audit-related, tax and other services rendered by BDO USA, P.C. (Costa Mesa, California; PCAOB ID#243) for our fiscal years ended December 31, 2023 and 2022.

Fee Category	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	$985,770	$958,211
Audit-Related Fees	35,000	—
Tax Fees	10,305	11,000
Total	$1,031,075	$969,211

Audit Fees

Audit fees consisted of fees for professional services rendered for: (i) the integrated audit of our 2023 and 2022 annual consolidated financial statements and internal control over financial reporting; (ii) the reviews of our quarterly consolidated financial statements; (iii) services provided in connection with our public offerings of common stock in 2022; and (iv) audit services related to other reports filed with the SEC.

Audit-Related Fees

Audit-related fees consisted of fees for diligence services provided in connection with our pending Merger with Boston Scientific.

Tax Fees

Tax fees consisted of fees for tax consulting services.

No other services were rendered by BDO USA, P.C. to us for the years ended December 31, 2023 and 2022.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services by our independent registered public accounting firm were pre-approved by our audit committee. For audit services, BDO USA, P.C. provides the audit committee with an audit engagement letter, including proposed fees in advance of the annual audit. The audit committee approves the engagement letter and fees for the audit. Pursuant to its charter, the audit committee may establish pre-approval policies and procedures, subject to SEC and Nasdaq rules and regulations, to approve audit and non-audit services, although it has not yet done so.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    The following documents are filed as part of this Annual Report on Form 10-K:
1.    Consolidated Financial Statements:
Incorporated by reference to Item 15(a)(1) of the 2023 Annual Report.
2.    Financial Statement Schedules:
Incorporated by reference to Item 15(a)(2) of the 2023 Annual Report.
3.    Exhibits:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (X)
2.1^	Agreement and Plan of Merger, dated as of January 8, 2024, among Boston Scientific Corporation, Sadie Merger Sub, Inc. and Axonics, Inc.	8-K	001-38721	2.1	1/8/2024
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38721	3.1	11/5/2018
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed April 1, 2021.	8-K	001-38721	3.1	4/1/2021
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 31, 2022.	8-K	001-38721	3.1	6/1/2022
3.4	Amended and Restated Bylaws.	8-K	001-38721	3.2	11/5/2018
3.5	Certificate of Amendment to Amended and Restated Bylaws, dated May 31, 2022.	8-K	001-38721	3.2	6/1/2022
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1	333-227732	4.1	10/5/2018
4.2	Description of Securities.	10-K	001-38721	4.4	3/1/2021
10.1+	2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.8	10/22/2018
10.2+	First Amendment to the Axonics, Inc. 2018 Omnibus Incentive Plan.	8-K	001-38721	10.1	6/1/2022
10.3+	Form of Option Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.9	10/22/2018
10.4+	Form of Restricted Shares Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.10	10/22/2018
10.5+	Form of RSU Award Agreement under 2018 Omnibus Incentive Plan.	S-1/A	333-227732	10.11	10/22/2018

10.6	Loan and Security Agreement, dated February 6, 2018, by and between Silicon Valley Bank.	S-1	333-227732	10.16	10/5/2018
10.7	Amendment to Loan and Security Agreement, dated October 22, 2018, by and between Silicon Valley Bank and the Registrant.	S-1/A	333-227732	10.31	10/22/2018
10.8	Second Amendment to Loan and Security Agreement, dated as of December 30, 2019, by and between Axonics Modulation Technologies, Inc. and Silicon Valley Bank.	8-K	001-38721	1.1	1/2/2020
10.9	Loan and Security Agreement, dated as of February 25, 2021, by and among Silicon Valley Bank and Axonics, Inc.	10-Q	001-38721	10.3	5/7/2021
10.10	Lease, dated November 30, 2017, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.13	10/5/2018
10.11	First Amendment to Lease, dated April 12, 2018, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.14	10/5/2018
10.12	Second Amendment to Lease, dated July 11, 2018, by and between The Irvine Company LLC and the Registrant.	S-1	333-227732	10.15	10/5/2018
10.13	Third Amendment to Lease, dated June 28, 2019, by and between The Irvine Company LLC and Axonics Modulation Technologies, Inc.	8-K	001-38721	10.1	7/12/2019
10.14	Lease, dated April 1, 2023, between Sand Canyon Business Center I LLC and Axonics, Inc.	8-K	001-38721	10.1	4/6/2023
10.15	Third Amendment to Lease, dated April 1, 2023, between The Irvine Company LLC and Axonics, Inc.	8-K	001-38721	10.2	4/6/2023
10.16+	Executive Employment Agreement, dated October 2, 2023, by and between the Company and Raymond W. Cohen.	8-K	001-38721	10.2	10/4/2023
10.17+	Executive Employment Agreement, dated June 5, 2019, by and between Dan L. Dearen and the Registrant.	10-Q	001-38721	10.4	8/5/2019
10.18+	Executive Employment Agreement, dated June 5, 2019, by and between Rinda Sama and the Registrant.	10-Q	001-38721	10.4	8/5/2019

10.19+	Executive Employment Agreement, dated October 2, 2023, by and between the Company and Kari Keese.	8-K	001-38721	10.1	10/4/2023
10.20+	Amendment to Executive Employment Agreement, dated November 1, 2023, by and between Rinda Sama and the Registrant.	10-K	001-38721	10.20	2/29/2024
10.21+	Amendment to Executive Employment Agreement, dated November 1, 2023, by and between John Woock, Ph.D. and the Registrant.	10-K	001-38721	10.21	2/29/2024
10.22+	Amendment to Executive Employment Agreement, dated November 1, 2023, by and between Alfred Ford Jr. and the Registrant.	10-K	001-38721	10.22	2/29/2024
10.23+	Summary of 2024 Special Cash Bonus Incentive Plan	10-K	001-38721	10.23	2/29/2024
10.24	License Agreement, dated October 1, 2013, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.1	10/5/2018
10.25	First Amendment to License Agreement, dated February 19, 2014, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.2	10/5/2018
10.26	Second Amendment to License Agreement, dated February 25, 2014, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.3	10/5/2018
10.27	Side Letter, dated October 1, 2013, by and between the Alfred E. Mann Foundation for Scientific Research and the Registrant.	S-1	333-227732	10.4	10/5/2018
10.28*	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-227732	10.12	10/22/2018
10.29*	Agreement, dated February 25, 2021, by and among Axonics, Inc., Axonics Modulation Technologies, U.K. Limited and Contura Holdings.	10-Q	001-38721	10.1	5/7/2021
10.3	Exclusive Manufacturing and Supply Agreement, dated February 25, 2021, by and between Contura International A/S and Contura Limited.	10-Q	001-38721	10.2	5/7/2021

21.1	List of Subsidiaries.	10-K	001-38721	21.1	2/29/2024
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-38721	23.1	2/29/2024
24.1	Power of Attorney	10-K	001-38721	24.1	2/29/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-38721	31.1	2/29/2024
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-38721	31.2	2/29/2024
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38721	32.1	2/29/2024
32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38721	32.2	2/29/2024
97	Incentive-based Compensation Recovery Policy	10-K	001-38721	97	2/29/2024
101.INS**	XBRL Instance Document.					X
101.SCH**	XBRL Taxonomy Extension Schema Document.					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+	Indicates management contract or compensatory plan.
#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
*	Portions of this exhibit have been omitted as the Company has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed.
**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.
^	Schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended. A copy of any omitted schedule will be furnished to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXONICS, INC.
Date: April 29, 2024	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director