Form 10-Q
period 2024-03-31
Axonics, Inc.
filed 2024-04-30
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:
•our ability to consummate the Agreement and Plan of Merger (the Merger Agreement) with Boston Scientific Corporation, a Delaware corporation (Boston Scientific) announced on January 8, 2024, in a timely manner or at all;
•the risk that the Merger Agreement may be terminated in circumstances that require us to pay a $75 million termination fee to Boston Scientific;
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
•any termination or loss of intellectual property rights, including as a result of the Medtronic Litigation;
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and discussed more detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (SEC). In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report on Form 10-Q and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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

Part I—Financial Information
Item 1.    Condensed Consolidated Financial Statements (unaudited)
Axonics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$232,645	$104,811
Short-term investments	100,161	240,149
Accounts receivable, net of allowance for credit losses of $1,079 and $442 at March 31, 2024 and December 31, 2023, respectively	50,529	57,243
Inventory, net	93,187	79,940
Prepaid expenses and other current assets	5,508	9,279
Total current assets	482,030	491,422
Restricted cash	15,826	12,714
Property and equipment, net	17,037	10,760
Intangible assets, net	78,422	81,375
Other assets	23,703	24,235
Goodwill	98,543	99,417
Total assets	$715,561	$719,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,770	$18,452
Accrued liabilities	14,752	10,527
Accrued compensation and benefits	16,409	15,060
Operating lease liabilities, current portion	1,456	1,777
Total current liabilities	48,387	45,816
Operating lease liabilities, net of current portion	30,154	25,840
Deferred tax liabilities, net	9,921	10,703
Total liabilities	88,462	82,359
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001, 75,000,000 shares authorized at March 31, 2024 and December 31, 2023; 51,018,179 and 50,770,520 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	1,043,577	1,033,778
Accumulated deficit	(399,464)	(380,352)
Accumulated other comprehensive loss	(17,019)	(15,867)
Total stockholders’ equity	627,099	637,564
Total liabilities and stockholders’ equity	$715,561	$719,923
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue	$91,409	$70,650
Cost of goods sold	22,156	18,150
Gross profit	69,253	52,500
Operating expenses
Research and development	11,056	8,056
General and administrative	15,104	12,168
Sales and marketing	56,191	42,654
Amortization of intangible assets	2,254	2,222
Acquisition-related costs	3,827	1,766
Total operating expenses	88,432	66,866
Loss from operations	(19,179)	(14,366)
Other income (expense)
Interest and other income	3,973	3,628
Interest and other expense	(59)	683
Other income, net	3,914	4,311
Loss before income tax expense (benefit)	(15,265)	(10,055)
Income tax expense (benefit)	3,847	(807)
Net loss	(19,112)	(9,248)
Foreign currency translation adjustment	(1,152)	3,071
Comprehensive loss	$(20,264)	$(6,177)

Net loss per share, basic and diluted	$(0.38)	$(0.19)
Weighted-average shares used to compute basic and diluted net loss per share	50,928,171	48,579,084
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2023	50,770,520	$5	$1,033,778	$(380,352)	$(15,867)	$637,564
Issuance of common stock for employee stock option exercises for cash	16,068	—	248	—	—	248
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	24,857	—	8,106	—	—	8,106
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	206,734	—	1,445	—	—	1,445
Foreign currency translation adjustment	—	—	—	—	(1,152)	(1,152)
Net loss	—	—	—	(19,112)	—	(19,112)
Balance at March 31, 2024	51,018,179	$5	$1,043,577	$(399,464)	$(17,019)	$627,099

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2022	49,546,727	$5	$969,545	$(374,264)	$(25,147)	$570,139
Issuance of common stock for employee stock option exercises for cash	116,452	—	1,930	—	—	1,930
RSA issuances and forfeitures for terminations, net and stock-based compensation	247,770	—	7,295	—	—	7,295
Issuance of common stock for vesting of RSU and stock-based compensation	199,718	—	3,419	—	—	3,419
Foreign currency translation adjustment	—	—	—	—	3,071	3,071
Net loss	—	—	—	(9,248)	—	(9,248)
Balance at March 31, 2023	50,110,667	$5	$982,189	$(383,512)	$(22,076)	$576,606
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(19,112)	$(9,248)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,182	2,813
Stock-based compensation	9,551	10,714
Provision for allowance of credit losses	637	1
Change in fair value of contingent consideration	—	1,800
Deferred income taxes	(2,060)	(1,048)
Other items, net	1,136	(136)
Changes in operating assets and liabilities
Accounts receivable	6,058	4,670
Inventory	(14,419)	(10,120)
Prepaid expenses and other current assets	2,467	850
Other assets	(319)	(134)
Accounts payable	(2,685)	5,593
Accrued liabilities	4,228	118
Accrued compensation and benefits	1,350	(6,663)
Operating lease liabilities	750	9
Net cash used in operating activities	(9,236)	(781)
Cash Flows from Investing Activities
Purchases of property and equipment	(3,059)	(794)
Purchases of short-term investments	(27,742)	(52,309)
Proceeds from sales and maturities of short-term investments	169,033	53,797
Net cash provided by investing activities	138,232	694
Cash Flows from Financing Activities
Proceeds from exercise of stock options	248	1,930
Net cash provided by financing activities	248	1,930
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,702	(584)
Net increase in cash, cash equivalents, and restricted cash	130,946	1,259
Cash, cash equivalents and restricted cash, beginning of year	117,525	238,846
Cash, cash equivalents and restricted cash, end of period	$248,471	$240,105
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for taxes	$403	$—
Noncash Investing and Financing Activities
Property and equipment acquired but not yet paid	$30	$16
Property and equipment acquired from tenant improvement allowance	$4,116	$—
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
The Company is a medical technology company that develops and commercializes innovative and minimally invasive products to treat bladder and bowel dysfunction. The Company has designed and developed both rechargeable (R20) and recharge-free (F15) implantable sacral neuromodulation (SNM) systems, which deliver mild electrical pulses to the targeted sacral nerve in order to restore normal communication to and from the brain to reduce the symptoms of overactive bladder (OAB), urinary retention (UR) and fecal incontinence (FI). The Company’s products are protected by intellectual property based on Company-generated innovations and patents licensed from AMF. The Company has regulatory marketing approvals in the United States for all relevant clinical indications. In Europe, Canada, and Australia, the Company has regulatory marketing approvals for most relevant clinical indications. The premarket approval (PMA) application for the Company’s first rechargeable SNM system for the treatment of FI was approved by the U.S. Food and Drug Administration (FDA) on September 6, 2019, and the PMA application for the first rechargeable SNM system for the treatment of OAB and UR was approved by the FDA on November 13, 2019. Accordingly, the Company began U.S. commercialization of its first rechargeable SNM system in the fourth quarter of 2019.
Beginning in February 2021 with the acquisition of Contura Limited, the Company also markets Bulkamid, a urethral bulking agent to treat female stress urinary incontinence (SUI). Beginning in March 2022 with the FDA approval of the Company’s long-lived, recharge-free F15 SNM implantable stimulator, the Company now markets and sells the F15 recharge-free system to customers in the United States in addition to the rechargeable SNM system. The recharge-free SNM system and Bulkamid are protected by intellectual property based on Company-generated innovations or patents acquired as part of the Contura acquisition.
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
The consideration transferred at closing had an acquisition date fair value of $15.4 million based on a per share value of $58.34 on the acquisition date and was recognized immediately as IPR&D expense in the unaudited condensed consolidated statements of comprehensive income for the year ended December 31, 2023. The potential future milestone payment of $2.5 million, payable in either cash or shares of the Company’s common stock, will become payable if the Company receives the FDA 510(k) clearance for the acquired IPR&D technology.
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
The unaudited interim condensed consolidated financial statements and related footnote disclosures as of and for the three months ended March 31, 2024 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three months ended March 31, 2024 in accordance with United States generally accepted accounting principles (GAAP), however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed with the SEC on February 29, 2024).
Liquidity
The Company began full-scale commercialization of its first r-SNM System in late 2019. The Company has expended significant resources on research and development activities, growing its operations organization and building and training its sales organization.
The Company incurred net losses of $19.1 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively, and had an accumulated deficit of $399.5 million as of March 31, 2024 compared to $380.4 million at December 31, 2023. The Company expects to continue to spend a significant amount of its existing resources on sales and marketing activities as the Company continues to invest in commercializing and marketing its products in the United States and internationally.
As of March 31, 2024, the Company had cash, cash equivalents, short-term investments, and restricted cash of $348.6 million compared to $357.7 million at December 31, 2023. The Company expects that its cash, cash equivalents, short-term investments, and restricted cash on hand will be sufficient to fund its operations through at least the next 12 months. The Company funds its operations through a combination of proceeds from public offerings of its common stock and cash receipts from sales of its products. As of March 31, 2024, the Company had no outstanding borrowings.
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
Revenue Recognition
Revenue recognized during the three months ended March 31, 2024 and 2023 relates entirely to the sale of the Company’s products to its customers and distributors.
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
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.3 million and $0.3 million at March 31, 2024 and December 31, 2023, respectively, and is recorded as a reduction of gross revenue in its unaudited condensed consolidated statements of comprehensive income (loss). Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three months ended March 31, 2024 and 2023, the replacement costs were minimal. The replacement costs are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liability at the time of revenue recognition and records it as a charge to sales and marketing expense. The warranty liability as of March 31, 2024 and December 31, 2023 was $0.1 million and $0.1 million, respectively.
Shipping and handling costs incurred for the delivery of goods to customers and distributors are included in cost of goods sold. Amounts billed to customers and distributors for shipping and handling are included in net revenue.

The following table provides additional information pertaining to net revenue disaggregated by product and geographic market for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
SNM net revenue
United States	$69,840	$53,853
International markets	1,839	1,305
	$71,679	$55,158
Bulkamid net revenue
United States	$15,219	$11,613
International markets	4,511	3,879
	$19,730	$15,492
Total net revenue	$91,409	$70,650
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
The following table summarizes the changes in our allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$442	$321
Write-offs	—	—
Bad debt expense	637	1
Balance at end of period	$1,079	$322
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

Restricted Cash
Restricted cash consists of amounts held by an escrow account. On September 18, 2023, the Company commenced an arbitration against AMF with Judicial Administration and Arbitration Services (JAMS) seeking, among other things, resolution that AMF’s purported attempt to terminate the License Agreement, dated October 1, 2013, was ineffective and that the Company does not owe any royalties to AMF for the Company’s F15 product and that the Company was not required to pay royalties on its F15 product under the License Agreement. AMF responded to the arbitration demand and asserted multiple claims. On October 5, 2023, the Company and AMF entered into an interim agreement while the arbitration proceedings were pending. Pursuant to this interim agreement, the Company agreed to deposit into an escrow account an amount equal to 4% of the net revenues previously received for sales of the Company’s F15 product that are the subject of dispute. As of March 31, 2024 and December 31, 2023, the Company has deposited approximately $15.8 million and $12.7 million, respectively, in the escrow account, and will continue to deposit the disputed 4% of net revenues of the Company’s F15 product with interest into the escrow account during the pendency of the arbitration proceedings. The Company has paid and, under this interim agreement, will continue to pay 4% royalties on rechargeable products. While the Company believes that AMF’s claims are without merit and intends to vigorously defend against those claims, there can be no assurance as to the outcome of the arbitration. For additional information, see Note 3.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets to the amounts reported within the consolidated statements of cash flows at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$232,645	$104,811
Restricted cash	15,826	$12,714
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$248,471	$117,525
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
The Company’s business combination of Contura involved potential payment of future consideration that was contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability was recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration was remeasured at each reporting period, and the change in fair value was recognized within operating expenses in the unaudited condensed consolidated statements of comprehensive loss.
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
At March 31, 2023, the Milestone was met and payment was made during the three months ended June 30, 2023.
The following table summarizes the changes in the fair value of recurring Level 3 fair value measurements during the three months ended March 31, 2023 (in thousands):

Liabilities
Contingent consideration:
Balance at beginning of period	$32,600
Change in fair value included in earnings (loss)	1,800
Balance at end of period	$34,400
There were no transfers between Levels 1, 2 or 3 for the periods presented.
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the balance sheet date are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income (loss) within the unaudited condensed consolidated statements of comprehensive loss. There were no unrealized gains or losses during the three months ended March 31, 2024 and 2023.
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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at March 31, 2024
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$77,249	$—	$77,249
Corporate notes	—	16,122	—	16,122
U.S. government and agency securities	31,705	—	—	31,705
	$31,705	$93,371	$—	$125,076
_____________________________________________
(1)    As of March 31, 2024, commercial paper investments of $24.9 million is included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase.

	Fair Value Measurements at December 31, 2023
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$179,881	$—	$179,881
Corporate notes	—	18,279	—	18,279
U.S. government and agency securities	91,703	—	—	91,703
	$91,703	$198,160	$—	$289,863
_____________________________________________
(1)    As of December 31, 2023, commercial paper investments of $49.7 million are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase.

The Company holds investments in marketable debt securities that are classified and accounted for as cash equivalents or available-for-sale and are remeasured on a recurring basis. All of the Company’s available-for-sale debt securities are classified on the unaudited condensed consolidated balance sheets as cash equivalents or short-term investments. The following table summarizes the Company’s cash equivalents and investments in available-for-sale debt securities by significant investment category as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$24,915	$—	$—	$24,915
Total cash equivalents	$24,915	$—	$—	$24,915
Short-term investments:
Commercial paper	$52,333	$2	$(1)	$52,334
Corporate notes	16,123	4	(5)	16,122
U.S. government and agency securities	31,709	3	(7)	31,705
Total short-term investments	$100,165	$9	$(13)	$100,161

Total	$125,080	$9	$(13)	$125,076

	December 31, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$49,714	$—	$—	$49,714
Total cash equivalents	$49,714	$—	$—	$49,714
Short-term investments:
Commercial paper	$130,161	$9	$(3)	$130,167
Corporate notes	18,272	18	(11)	18,279
U.S. government and agency securities	91,670	40	(7)	91,703
Total short-term investments	$240,103	$67	$(21)	$240,149

Total	$289,817	$67	$(21)	$289,863
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
Products that have been approved by certain regulatory authorities may also be used in clinical programs to assess the safety and efficacy of the products for usage that have not been approved by the FDA or other regulatory authorities. The form of product utilized for both commercial and certain clinical programs that are identical are included as inventory with an “alternative future use” as defined in ASC 730. Component materials and purchased products associated with clinical development programs are included in inventory and charged to research and development expenses when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use.”
For products that are under development and have not yet been approved by regulatory authorities, purchased component materials are charged to research and development expenses when the inventory ownership transfers to the Company.
The Company analyzes inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its net realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of the Company’s SNM systems is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to the Company’s inventory values. The Company also applies judgment related to the results of quality tests that are performed throughout the production process, as well as the understanding of regulatory guidelines, to determine if it is probable that inventory will be saleable. These quality tests are performed throughout the pre- and post-production processes, and the Company continually gathers information regarding product quality for periods after the manufacturing date. The Company’s products currently have a maximum estimated shelf life range of 12 to 48 months and based on sales forecasts, the Company expects to realize the carrying value of the product inventory. In the future, reduced demand, quality issues, or excess supply beyond those anticipated by management may result in a material adjustment to inventory levels, which would be recorded as an increase to cost of sales.
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
As of March 31, 2024, the Company had $57.3 million, $14.0 million and $21.9 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $3.4 million. As of December 31, 2023, the Company had $48.9 million, $10.5 million and $20.5 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $2.3 million.
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive gain or loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of March 31, 2024 and December 31, 2023, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of losses or gains from translation of foreign subsidiaries at March 31, 2024 and December 31, 2023.
Customer and Vendor Concentration
As of March 31, 2024 and December 31, 2023, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of March 31, 2024 and December 31, 2023, there were two vendors and three vendors, respectively, who accounted for over 10% of the Company’s consolidated accounts payable. During three months ended March 31, 2024 and 2023, there were no customers who accounted for over 10% of the Company’s consolidated net revenue. During the three months ended March 31, 2024 and 2023, there were three vendors and three vendors, respectively, who accounted for over 10% of the Company’s inventory-related purchases.

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
Goodwill
Goodwill represents the excess purchase price over the fair values of both tangible and intangible assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs an annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair value of its reporting unit using a combination of the discounted cash flow and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. There has been no goodwill impairment charges during the three months ended March 31, 2024 and 2023.
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
Exclusive license asset
The intangible asset represents exclusive rights to existing technologies and development services from Micro Systems Engineering, Inc. pursuant to an agreement entered into on March 2, 2021. The rights and services were provided in exchange for 65,594 shares of common stock, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the unaudited condensed consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. The Company recorded expense for the amortization of the exclusive license asset of $0.2 million and $0.2 million during the three months ended March 31, 2024 and 2023. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There has been no intangible asset impairment charges during the three months ended March 31, 2024 and 2023.
Contura acquisition
The intangible assets represent technology, trade names and trademarks, and customer relationships acquired from Contura on February 25, 2021. The trade names and trademarks have an indefinite life. The straight-line method over the period of estimated benefit is used to amortize technology. ASC 350-30-35-3, General Intangibles other than Goodwill, states that customer relationships generally dissipate at a more rapid rate in the earlier periods following a company’s succession to these relationships, with the rate of attrition declining over time. As such, the accelerated method is used to amortize customer relationships. The Company recorded expense for the amortization of Contura acquisition intangible assets of $2.0 million and $2.1 million during the three months ended March 31, 2024 and 2023, respectively. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There has been no intangible asset impairment charges during the three months ended March 31, 2024 and 2023.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net cash flows that the assets are expected to generate. If said assets are considered to be impaired, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There has been no intangible asset impairment charges during the three months ended March 31, 2024 and 2023.
Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. There has been no impairment charges to indefinite-lived intangible assets during the three months ended March 31, 2024 and 2023.
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
Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which is the rate for a fully collateralized amortizing loan with the same maturity as the lease term in similar economic environment, based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and excludes lease incentives and initial direct costs incurred, and are included in other assets in the Company’s unaudited condensed consolidated balance sheets. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Advertising Expense
The Company expenses advertising costs as they are incurred. During the three months ended March 31, 2024 and 2023, advertising expense totaled $5.8 million and $4.3 million, respectively, and are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive loss.

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
For the three months ended March 31, 2024 and 2023, there were 1,884,013 and 2,163,018 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.

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
Note 2. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands) at:

	March 31,	December 31,
	2024	2023
Equipment	$3,190	$3,169
Computer hardware and software	3,643	3,638
Tools and molds	2,421	2,315
Leasehold improvements	4,026	4,573
Furniture and fixtures	1,876	1,876
Construction in progress	13,126	6,054
	28,282	21,625
Less: accumulated depreciation	(11,245)	(10,865)
	$17,037	$10,760
Depreciation expense of property and equipment was $0.9 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. The construction in progress balance primarily relates to the construction costs for the new principal executive offices and for general office, manufacturing, and warehousing space under an operating lease entered into in April 2023.
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
During the three months ended March 31, 2024 and 2023, there were no ROU assets obtained in exchange for new operating lease liabilities. As of March 31, 2024 and December 31, 2023, the ROU assets had a balance of $21.9 million and $22.5 million, respectively. The operating lease ROU assets are included within the Company’s non-current other assets, and lease liabilities are included in current or noncurrent liabilities in the Company’s unaudited condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, cash paid for amounts included in operating lease liabilities was $0.6 million and $0.5 million, respectively. Amortization of the ROU assets was $0.6 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the weighted-average remaining lease term for the Company’s operating leases was 9.6 years. The weighted-average incremental borrowing rate for a collateralized asset of the same remaining term used to determine the present value of the Company’s operating leases’ future payments was 5.9%.
Total lease costs for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$1,303	$542
Short-term lease cost	16	23
Variable lease cost	218	40
Amortization of net lease liabilities	(403)	—
Total lease cost	$1,134	$605
License Agreement
In October 2013, the Company entered into the License Agreement, pursuant to which AMF, a Company stockholder, licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year after 2018, subject to a maximum amount of $200,000 per year. The Company recorded related royalties of $0.6 million and $0.3 million during the three months ended

March 31, 2024 and 2023, respectively. Royalty expense is included in operating expenses in the unaudited condensed consolidated statements of comprehensive loss. Accrued royalties of $0.6 million and $0.8 million as of March 31, 2024 and December 31, 2023, respectively, are included within accrued liabilities in the Company’s unaudited condensed consolidated balance sheets.
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
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against the Company in the U.S. District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. The Company refers to this matter as the Medtronic Litigation. The complaint asserts that the Company’s rechargeable SNM system infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that the Company has infringed and is infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing the Company from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The Federal Circuit reversed the decision of the Patent Trials & Appeals Board (PTAB) of the U.S. Patent & Trademark Office that the tined leads patents (Patent Nos. 8,036,756 and 8,626,314) asserted against Axonics were valid, finding that the PTAB committed legal error in its analysis. The Federal Circuit remanded the matter to the PTAB for another review consistent with its opinion. Because of this development, the U.S. District Court issued a stay on the litigation proceedings, pending the outcome of the proceedings before the PTAB. As a result, the jury trial previously scheduled for August 2023 was postponed. The Federal Circuit also vacated the decision of the PTAB that certain claims of Patent Nos. 8,738,148 and 8,457,758 had not been shown to be invalid and the Federal Circuit remanded these matters for further proceedings before the PTAB. The remand proceedings before the PTAB on Patent Nos. 8,036,756 and 8,626,314 have concluded with 10 of the 15 claims of Patent No. 8,626,314 being found unpatentable. The remaining claims of these patents were not found unpatentable based only on a two-judge opinion over a strong dissent, and Axonics has appealed to the Federal Circuit. The stay of the Medtronic Litigation was lifted, and the U.S. District Court case is scheduled for trial on September 3, 2024. The Company believes the allegations of the Medtronic Affiliates are without merit and is vigorously defending itself against them. The Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
On February 28, 2024, the Medtronic Affiliates filed complaints against the Company in the U.S. International Trade Commission, now Investigation No. 337-TA-1396, and in the U.S. District Court for the Central District of Delaware, Case No. 1:24-cv-00264-JLH. The Company refers to these matters as the Medtronic ITC Investigation and the Medtronic Delaware Litigation, respectively. The complaints assert that aspects of the Company’s SNM systems infringe U.S. Patent Nos. 8,712,540 and 9,174,059 held by the Medtronic Affiliates (collectively, the Medtronic ITC Patents). The Medtronic ITC Investigation and the Medtronic Delaware Litigation request customary remedies for patent infringement, including (i) a determination that acts of importation, sale for importation, and/or sale after importation violate Section 337 of the Tariff Act of 1930, as amended 19 U.S.C. § 1337, (ii) a permanent exclusion order barring articles from entry into the United States, (iii) a permanent cease and desist order prohibiting domestically assembling, manufacturing, importing, selling, marketing, advertising, distributing, offering for sale, transporting (except for exportation), servicing, and soliciting U.S. agents or distributors, (iv) a bond during the Presidential review period, (v) a judgment that the Company has infringed and is infringing the Medtronic ITC Patents, (vi) damages, including treble damages for willful infringement, (vii) a permanent injunction preventing the Company from infringing the Medtronic ITC Patents, (viii) attorneys’ fees, and (iv) costs, expenses, and interest. The Medtronic ITC Investigation was instituted, and the Medtronic Delaware Litigation was stayed pending resolution of the ITC Investigation. The ITC evidentiary hearing is scheduled for December 9-13, 2024, and the target date is Monday, August 4, 2025. The Company believes the allegations of the Medtronic Affiliates are without merit and is vigorously defending itself against them. The Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic ITC Investigation and the Medtronic Delaware Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic ITC Investigation and the Medtronic Delaware Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
On September 18, 2023, the Company commenced an arbitration against AMF with JAMS seeking, among other things, resolution that AMF’s purported attempt to terminate the License Agreement, dated October 1, 2013, was ineffective and that the Company does not owe any royalties to AMF for the Company’s F15 product and the Company was not required to pay royalties on its F15 product under the License Agreement. AMF responded to the arbitration demand and asserted multiple claims. On October 5, 2023, the Company and AMF entered into an interim agreement while the arbitration proceedings are pending. Pursuant to this interim agreement, the Company agreed to deposit into an escrow account an amount equal to 4% of the net revenues previously received for sales of the Company’s F15 product that are the subject of dispute, which the Company has determined is approximately $19 million from January 1, 2022 through March 31, 2024, with interest, and will continue to deposit the disputed 4% of net revenues of the Company’s F15 product with interest into the escrow account during the pendency of the arbitration proceedings. The Company has paid and, under this interim agreement, will continue to pay 4% royalties on rechargeable products. While the loss from this contingency is reasonably possible, the Company does not believe that such loss is probable. The Company believes that AMF’s claims are without merit and intends to vigorously defend against those claims, however, there can be no assurance as to the outcome of the arbitration.
Note 4. Stock-Based Compensation
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive loss is allocated as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,688	$2,204
General and administrative	1,814	2,826
Sales and marketing	6,049	5,684
	$9,551	$10,714

Stock Option Activity
The option awards issued under the 2014 Stock Option Plan (the 2014 Plan) and the 2018 Omnibus Incentive Plan (the 2018 Plan) were measured based on fair value. The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were no stock option grants for the three months ended March 31, 2024 and 2023.
As of March 31, 2024, there was $0.1 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 0.8 years.
The following table summarizes stock option activity for the three months ended March 31, 2024 under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2023	814,780	$18.47	$35,652
Options exercised	(16,068)	15.47	$848	(1)
Options forfeited	(666)	59.89
Outstanding at March 31, 2024	798,046	$18.50	$40,278	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of the first quarter of 2024 and the stock option exercise price, multiplied by the number of in-the-money options as of March 31, 2024. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable was 4.2 years at March 31, 2024.
Restricted Shares Awards Activity
As of March 31, 2024, there was $47.7 million of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 1.8 years.

The following table summarizes restricted shares awards activity for the three months ended March 31, 2024:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2023	1,303,704	$55.86
Restricted shares awards granted	30,400	67.88
Restricted shares awards vested	(287,663)	49.78
Restricted shares awards forfeited	(5,543)	60.47
Outstanding at March 31, 2024	1,040,898	$57.87
Restricted Stock Units Activity
As of March 31, 2024, there was $2.3 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.8 years.
The following table summarizes restricted stock units activity for the three months ended March 31, 2024:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2023	230,700	$70.20
Restricted stock units granted	38,450	73.16
Restricted stock units vested	(206,734)	65.77
Outstanding at March 31, 2024	62,416	$86.70
Note 5. Income Taxes
The following table presents details of the provision for income taxes and effective tax rates (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Income tax expense (benefit)	$3,847	$(807)
Effective tax rate	25.20%	8.02%
The Company periodically evaluates whether a portion or all of its deferred tax assets will be recovered. The Company records a valuation allowance against deferred tax assets if and to the extent it is more likely than not that they will not be recovered. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and the market environment, with each consideration weighted based on its reliability. The Company continues to maintain a full valuation allowance against its otherwise recognizable U.S. deferred income tax assets and a partial valuation allowance on certain foreign deferred tax assets as of March 31, 2024 and December 31, 2023.
The effective tax rate differs from the statutory U.S. income tax rate due to differing tax rates imposed on income earned in foreign jurisdictions, losses in foreign jurisdictions, and certain nondeductible expenses. The effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors.

The provision for income taxes for the three months ended March 31, 2024 was primarily the result of losses benefited in certain foreign jurisdictions.
At December 31, 2023, the Company had U.S. federal net operating loss (NOL) carryforwards of approximately $218.6 million. Approximately $2.2 million of U.S. federal NOLs will expire in 2037 and remaining U.S. federal NOLs will carryover indefinitely. The Company had U.S. state NOLs of $245.5 million, which will expire between 2033 and 2042.
Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), use of the Company’s NOL carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a rolling three-year period. The Company performed an analysis of changes in ownership for purposes of these Internal Revenue Code sections. Based on the studies performed in 2023, the Company determined that an ownership change did not occur in 2023. Future ownership changes could impact the Company’s ability to utilize NOL carryforwards.
Note 6. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the three months ended March 31, 2024 and 2023, the Company contributions to the plan amounted to $0.8 million and $0.6 million, respectively.
Note 7. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the three months ended March 31, 2024 included the following (in thousands):

December 31, 2023	$99,417
Foreign currency translation adjustment	(874)
March 31, 2024	$98,543

Intangible assets as of March 31, 2024 included the following (in thousands):

		March 31, 2024
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(2,640)	—	—	660
Technology	12 years	81,100	(20,937)	—	(6,619)	53,544
Trade names and trademarks	Indefinite	19,700	—	—	(1,642)	18,058
Customer relationships	12 years	11,400	(4,170)	(287)	(783)	6,160
		$116,500	$(28,747)	$(287)	$(9,044)	$78,422
Intangible assets as of December 31, 2023 included the following (in thousands):

		December 31, 2023
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Asset, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(2,420)	—	—	880
Technology	12 years	81,100	(19,236)	—	(6,140)	55,724
Trade names and trademarks	Indefinite	19,700	—	—	(1,482)	18,218
Customer relationships	12 years	11,400	(3,837)	(287)	(723)	6,553
		$116,500	$(26,493)	$(287)	$(8,345)	$81,375
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024.
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
Economic Environment
Our business has been impacted by global supply chain disruptions which improved in 2023 compared to 2022, however challenges still exist. In particular, we have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, monetary policy and changes in tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations, or result in an economic downtown or recession, which could negatively impact our business operations and results. Existing and future potential geopolitical dynamics, including matters related to the Russia/Ukraine war, Israel/Hamas war, as well as the tension between China/Taiwan, may create economic, supply chain, energy, and other challenges, including disruptions to business operations, which impact, and may in the future negatively impact our business. In particular, international conflicts could create instability, have and may further result in sanctions, tariffs, and other measures that restrict international trade and may negatively affect our business operations and results.
SNM Systems
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
Our fourth-generation rechargeable SNM system, Axonics R20, is only 5cc in volume and is designed to last 20 or more years in the human body. R20 provides constant current stimulation and offers broad MRI access with 1.5T and 3.0T scanners. R20 utilizes an easy-to-use, intuitive patient remote control and requires recharging for only one hour every 6 to 10 months, which is the longest interval between recharging among available rechargeable SNM systems. The R20 received FDA approval in January 2023 and replaces the previous rechargeable SNM system offered by Axonics that was the first to be marketed worldwide.
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
Components of Our Results of Operations
Net Revenue
Net revenue during the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
SNM net revenue
United States	$69,840	$53,853
International markets	1,839	1,305
	$71,679	$55,158
Bulkamid net revenue
United States	$15,219	$11,613
International markets	4,511	3,879
	$19,730	$15,492
Total net revenue	$91,409	$70,650
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
The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Personnel related	$8,108	$5,606
Clinical development	440	134
Contract R&D and manufacturing	1,392	1,727
Royalty expense	552	307
Other R&D expenses	564	282
Total R&D expenses	$11,056	$8,056
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

Other Income (Expense), Net
Other income (expense), net consists primarily of interest, dividend and accretion income and realized gain (loss) earned on cash equivalents, short-term investments and restricted cash, and gains and losses on foreign currency transactions.
Income Tax Expense (Benefit)
Income tax expense (benefit) primarily consists of current U.S. federal, state and foreign taxes offset by the deferred tax benefit associated with amortization of intangible assets and losses in certain foreign jurisdictions.
Results of Operations
The following table shows our results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,		Period to Period Change
	2024	2023
Net revenue	$91,409	$70,650	$20,759
Cost of goods sold	22,156	18,150	4,006
Gross profit	69,253	52,500	16,753
Gross Margin	75.8%	74.3%
Operating expenses
Research and development	11,056	8,056	3,000
General and administrative	15,104	12,168	2,936
Sales and marketing	56,191	42,654	13,537
Amortization of intangible assets	2,254	2,222	32
Acquisition-related costs	3,827	1,766	2,061
Total operating expenses	88,432	66,866	21,566
Loss from operations	(19,179)	(14,366)	(4,813)
Other income (expense)
Interest and other income	3,973	3,628	345
Interest and other expense	(59)	683	(742)
Other income, net	3,914	4,311	(397)
Loss before income tax expense (benefit)	(15,265)	(10,055)	(5,210)
Income tax expense (benefit)	3,847	(807)	4,654
Net loss	(19,112)	(9,248)	(9,864)
Foreign currency translation adjustment	(1,152)	3,071	(4,223)
Comprehensive loss	$(20,264)	$(6,177)	$(14,087)

Comparison of the Three Months Ended March 31, 2024 and 2023
Net Revenue
Net revenue was $91.4 million for the three months ended March 31, 2024, an increase of $20.8 million, or 29.4%, compared to $70.7 million for the three months ended March 31, 2023. Net revenue is primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products to new customers in the U.S. and increased sales to our existing customer base.

Cost of Goods Sold and Gross Margin
We incurred $22.2 million of cost of goods sold for the three months ended March 31, 2024, compared to $18.2 million for the three months ended March 31, 2023. Gross margin was 75.8% in the three months ended March 31, 2024, compared to 74.3% for the three months ended March 31, 2023. The increase in gross margin is primarily due to higher sales volumes and product mix.
Research and Development Expenses
Research and development expenses increased $3.0 million, or 37.2%, to $11.1 million in the three months ended March 31, 2024, compared to $8.1 million in the three months ended March 31, 2023. The increase in research and development expenses was primarily attributable to an increase of $2.5 million related to personnel costs including salaries, wages, stock-based compensation and other employee-related benefits, primarily related to support of new regulatory filings and clinical trials.
General and Administrative Expenses
General and administrative expenses increased $2.9 million, or 24.1%, to $15.1 million in the three months ended March 31, 2024, compared to $12.2 million in the three months ended March 31, 2023, primarily as a result of an increase of $1.7 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, primarily related to increased headcount, an increase of $0.6 million in bad debt expense, and an increase of $0.5 million in rent expense.
Sales and Marketing Expenses
Sales and marketing expenses increased $13.5 million, or 31.7%, to $56.2 million in the three months ended March 31, 2024, compared to $42.7 million in the three months ended March 31, 2023. The increase in sales and marketing expenses was primarily as a result of an increase of $10.6 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits primarily related to increased headcount and commissions from the increase in net revenue, an increase of $1.5 million related to advertising expenses, and an increase of $0.7 million related to travel and expense fees.
Amortization of Intangible Assets
Amortization of intangible assets was $2.3 million in the three months ended March 31, 2024, compared to $2.2 million in the three months ended March 31, 2023. Amortization of intangible assets consisted primarily of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $3.8 million in the three months ended March 31, 2024, related to the Merger Agreement with Boston Scientific. Acquisition-related costs were $1.8 million in the three months ended March 31, 2023, related to the change in fair value of contingent consideration.
Other Income, Net
Other income, net was $3.9 million in the three months ended March 31, 2024 consisting primarily of interest, dividend and accretion income earned on cash equivalents, short-term investments and restricted cash. Other income, net was $4.3 million in the three months ended March 31, 2023 consisting primarily of interest and other income on cash equivalents and short-term investments.
Income Tax Expense (Benefit)
Income tax expense was $3.8 million for the three months ended March 31, 2024 primarily related to income in certain foreign jurisdictions. Income tax benefit was $0.8 million for the three months ended March 31, 2023 primarily related to losses in certain foreign jurisdictions.
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
We incurred net losses of $19.1 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively, and had an accumulated deficit of $399.5 million as of March 31, 2024 compared to $380.4 million at December 31, 2023.
As of March 31, 2024, we had cash, cash equivalents, short-term investments and restricted cash of $348.6 million compared to $357.7 million at December 31, 2023. We expect that our cash, cash equivalents, short-term investments, and restricted cash on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock and cash receipts from sales of our products. As of March 31, 2024, we had no outstanding borrowings.
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
Contractual Obligations and Cash Requirements
There have been no material changes to our contractual obligations or material cash requirements from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in)
Operating activities	$(9,236)	$(781)
Investing activities	138,232	694
Financing activities	248	1,930
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,702	(584)
Net increase in cash, cash equivalents, and restricted cash	$130,946	$1,259
Net cash used in operating activities
Net cash used in operating activities was $9.2 million for the three months ended March 31, 2024 and consisted primarily of a net loss of $19.1 million and a decrease from changes in net operating assets of $2.6 million, partially offset by non-cash charges of $12.5 million. Net operating assets consisted primarily of inventory and accounts receivable due to the commercial growth in the United States. Non-cash charges consisted primarily of stock-based compensation and acquired in-process research & development.
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

Net cash provided by investing activities
Net cash provided by investing activities was $138.2 million for the three months ended March 31, 2024 and consisted of sales and maturities of short-term investments, partially offset by purchases of short-term investments.
Net cash provided by investing activities was $0.7 million for the three months ended March 31, 2023 and consisted of sales and maturities of short-term investments, partially offset by purchases of short-term investments and property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2024 and consisted of proceeds from exercise of stock options.
Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2023 and consisted of proceeds from exercise of stock options.
Critical Accounting Estimates
Our critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024. We have reviewed and determined that those critical accounting estimates remain our critical accounting estimates as of and for the three months ended March 31, 2024.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash, cash equivalents, short-term investments, and restricted cash of $348.6 million as of March 31, 2024, which came from public offerings of our common stock and cash receipts from our product sales. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short term nature of our cash, cash equivalents, short-term investments, and restricted cash. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses in internal control over financial reporting, as described below.
Material Weaknesses in Internal Control Over Financial Reporting
Management’s assessment of our internal control over financial reporting as of December 31, 2023 identified a material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
•We did not maintain effective information technology general controls, specifically in the area of access including provisioning, user access reviews and restricted access which could lead to downstream segregation of duties issues related to certain information technology systems that support our financial reporting process, and manual controls impacting substantially all financial statement areas as well as the financial close and reporting process and preparation of financial statements and related disclosures that are dependent upon the information technology systems including evaluation and determination whether components of internal control were present and functioning.
•We did not design and maintain control activities related to the accounting and disclosure related to significant financial statement areas including the accounting for tenant improvements related to leases, allocation of overhead to inventory, and the accounting and disclosure related to income taxes.
These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting, and our internal control over financial reporting was not effective as of March 31, 2024.
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
As we continue to evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weaknesses or modify certain of the remediation procedures described above. We, with the oversight of the Audit Committee, will continue to take steps necessary to remedy the material weaknesses to reinforce the overall design and capability of our control environment.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
There have been no material developments in the litigation matters disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024, during the quarter ended March 31, 2024.
Item 1A. Risk Factors.
You should carefully consider the information described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024. There have been no material changes from the risk factors disclosed in our recent SEC filings, including our most recently filed Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On January 9, 2024, Rinda K. Sama, our Chief Operating Officer, cancelled a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Sama’s plan covered the sale of up to 47,631 shares of our common stock between February 1, 2024 and June 28, 2024. Transactions under the plan were based upon pre-established dates and stock price thresholds.

On January 9, 2024, John Woock, Ph.D., our Executive Vice President, Chief Marketing & Strategy Officer, cancelled a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Woock’s plan covered the sale of up to 56,873 shares of our common stock between May 26, 2023 and February 29, 2024. Transactions under the plan were based upon pre-established dates and stock price thresholds.

Item 6.     Exhibits.
EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1^
Agreement and Plan of Merger, dated as of January 8, 2024, among Boston Scientific Corporation, Sadie Merger Sub, Inc. and Axonics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2024).

10.1+
Summary of 2024 Special Cash Bonus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Company specifically incorporates the foregoing information into those documents by reference.
**	In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.
+	Indicates management contract or compensatory plan.
^	Schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended. A copy of any omitted schedule will be furnished to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXONICS, INC.
Date: April 30, 2024	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 30, 2024	By:	/s/ Kari L. Keese
Kari L. Keese
Chief Financial Officer
(Principal Financial and Accounting Officer)