Form 10-Q
period 2024-06-30
Axonics, Inc.
filed 2024-08-01
CIK 1603756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 30, 2024, 51,118,062 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:
•our ability to consummate the merger (the Merger) contemplated by the Agreement and Plan of Merger (the Merger Agreement) with Boston Scientific Corporation, a Delaware corporation (Boston Scientific) announced on January 8, 2024, in a timely manner or at all;
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
•any termination or loss of intellectual property rights, including as a result of the Medtronic Litigation (as defined in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);
•a termination of the AMF License Agreement, as a result of the arbitration with AMF (as each such capitalized term is defined in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

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
•changes in macroeconomic and market conditions and volatility, including the risk of recession, inflation, supply chain constraints or disruptions and high interest rates;
•economic and market conditions in the medical technology industry, including the size and growth, if any, of our markets, and the issuance of securities analysts’ reports or recommendations;
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

Part I—Financial Information
Item 1.    Condensed Consolidated Financial Statements (unaudited)
Axonics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$168,619	$104,811
Short-term investments	174,792	240,149
Accounts receivable, net of allowance for credit losses of $1,111 and $442 at June 30, 2024 and December 31, 2023, respectively	57,221	57,243
Inventory, net	105,428	79,940
Prepaid expenses and other current assets	6,003	9,279
Total current assets	512,063	491,422
Restricted cash	18,629	12,714
Property and equipment, net	18,382	10,760
Intangible assets, net	76,333	81,375
Other assets	23,183	24,235
Goodwill	98,747	99,417
Total assets	$747,337	$719,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,316	$18,452
Accrued liabilities	11,042	10,527
Accrued compensation and benefits	24,793	15,060
Operating lease liabilities, current portion	2,022	1,777
Total current liabilities	57,173	45,816
Operating lease liabilities, net of current portion	30,431	25,840
Deferred tax liabilities, net	16,417	10,703
Total liabilities	104,021	82,359
Commitments and contingencies (Note 3)
Stockholders’ equity
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001, 75,000,000 shares authorized at June 30, 2024 and December 31, 2023; 51,014,562 and 50,770,520 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	1,052,429	1,033,778
Accumulated deficit	(392,565)	(380,352)
Accumulated other comprehensive loss	(16,553)	(15,867)
Total stockholders’ equity	643,316	637,564
Total liabilities and stockholders’ equity	$747,337	$719,923
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$114,565	$92,894	$205,974	$163,544
Cost of goods sold	25,422	22,704	47,578	40,854
Gross profit	89,143	70,190	158,396	122,690
Operating expenses
Research and development	12,792	8,949	23,848	17,005
General and administrative	16,327	10,713	31,431	22,881
Sales and marketing	51,444	44,270	107,635	86,924
Amortization of intangible assets	2,247	2,279	4,501	4,501
Acquisition-related costs	2,652	602	6,479	2,368
Acquired in-process research & development	—	15,447	—	15,447
Total operating expenses	85,462	82,260	173,894	149,126
Income (loss) from operations	3,681	(12,070)	(15,498)	(26,436)
Other income (expense)
Interest and other income	4,702	4,250	8,675	7,878
Interest and other expense	(32)	174	(91)	857
Other income, net	4,670	4,424	8,584	8,735
Income (loss) before income tax expense (benefit)	8,351	(7,646)	(6,914)	(17,701)
Income tax expense (benefit)	1,452	(304)	5,299	(1,111)
Net income (loss)	6,899	(7,342)	(12,213)	(16,590)
Foreign currency translation adjustment	466	3,750	(686)	6,821
Comprehensive income (loss)	$7,365	$(3,592)	$(12,899)	$(9,769)

Net income (loss) per share, basic (see Note 1)	$0.14	$(0.15)	$(0.24)	$(0.34)
Weighted-average shares used to compute basic net income (loss) per share (see Note 1)	50,010,380	49,088,373	50,971,867	48,835,135
Net income (loss) per share, diluted (see Note 1)	$0.13	$(0.15)	$(0.24)	$(0.34)
Weighted-average shares used to compute diluted net income (loss) per share (see Note 1)	51,230,849	49,088,373	50,971,867	48,835,135
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2023	50,770,520	$5	$1,033,778	$(380,352)	$(15,867)	$637,564
Issuance of common stock for employee stock option exercises for cash	16,068	—	248	—	—	248
Restricted Shares Award (RSA) issuances and forfeitures for terminations, net and stock-based compensation	24,857	—	8,106	—	—	8,106
Issuance of common stock for vesting of Restricted Stock Units (RSU) and stock-based compensation	206,734	—	1,445	—	—	1,445
Foreign currency translation adjustment	—	—	—	—	(1,152)	(1,152)
Net loss	—	—	—	(19,112)	—	(19,112)
Balance at March 31, 2024	51,018,179	5	1,043,577	(399,464)	(17,019)	627,099
Issuance of common stock for employee stock option exercises for cash	8,525	—	241	—	—	241
RSA forfeitures for terminations, net and stock-based compensation	(12,142)	—	7,937	—	—	7,937
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	674	—	—	674
Foreign currency translation adjustment	—	—	—	—	466	466
Net income	—	—	—	6,899	—	6,899
Balance at June 30, 2024	51,014,562	$5	$1,052,429	$(392,565)	$(16,553)	$643,316

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2022	49,546,727	$5	$969,545	$(374,264)	$(25,147)	$570,139
Issuance of common stock for employee stock option exercises for cash	116,452	—	1,930	—	—	1,930
RSA issuances and forfeitures for terminations, net and stock-based compensation	247,770	—	7,295	—	—	7,295
Issuance of common stock for vesting of RSU and stock-based compensation	199,718	—	3,419	—	—	3,419
Foreign currency translation adjustment	—	—	—	—	3,071	3,071
Net loss	—	—	—	(9,248)	—	(9,248)
Balance at March 31, 2023	50,110,667	5	982,189	(383,512)	(22,076)	576,606
Issuance of common stock for employee stock option exercises for cash	43,229	—	864	—	—	864
RSA issuances and forfeitures for terminations, net and stock-based compensation	42,578	—	7,676	—	—	7,676
Issuance of common stock for vesting of RSU and stock-based compensation	—	—	3,528	—	—	3,528
Issuance of common stock for acquisition of in-process research & development	264,783	—	15,447	—	—	15,447
Foreign currency translation adjustment	—	—	—	—	3,750	3,750
Net loss	—	—	—	(7,342)	—	(7,342)
Balance at June 30, 2023	50,461,257	$5	$1,009,704	$(390,854)	$(18,326)	$600,529
See accompanying notes to unaudited condensed consolidated financial statements.

Axonics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(12,213)	$(16,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,083	6,041
Stock-based compensation	18,162	21,918
Acquired in-process research & development	—	15,447
Provision for allowance of credit losses	669	46
Change in fair value of contingent consideration	—	2,400
Deferred income taxes	5,794	(2,001)
Other items, net	3,895	301
Changes in operating assets and liabilities
Accounts receivable	(663)	(2,556)
Inventory	(29,418)	(14,480)
Prepaid expenses and other current assets	3,269	(9)
Other assets	(611)	(1,868)
Accounts payable	889	2,968
Accrued liabilities	536	(968)
Accrued compensation and benefits	9,734	(2,945)
Operating lease liabilities	1,616	(324)
Other liabilities	—	(27,370)
Net cash provided by (used in) operating activities	7,742	(19,990)
Cash Flows from Investing Activities
Purchases of property and equipment	(4,297)	(1,050)
Purchases of short-term investments	(171,141)	(174,616)
Proceeds from sales and maturities of short-term investments	236,497	107,737
Net cash provided by (used in) investing activities	61,059	(67,929)
Cash Flows from Financing Activities
Payment of contingent consideration recognized at acquisition	—	(7,630)
Proceeds from exercise of stock options	489	2,794
Net cash provided by (used in) financing activities	489	(4,836)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	433	(748)
Net increase (decrease) in cash, cash equivalents, and restricted cash	69,723	(93,503)
Cash, cash equivalents and restricted cash, beginning of year	117,525	238,846
Cash, cash equivalents and restricted cash, end of period	$187,248	$145,343
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$39
Cash paid for taxes	$770	$94
Noncash Investing and Financing Activities
Property and equipment acquired but not yet paid	$7	$41
Property and equipment acquired from tenant improvement allowance	$4,900	$—
Common stock issuance for acquired in-process research & development	$—	$15,447
See accompanying notes to unaudited condensed consolidated financial statements.

AXONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Axonics, Inc. (the Company) was incorporated in the State of Delaware on March 2, 2012 under the name American Restorative Medicine, Inc. The Company had no operations until October 1, 2013, when the license agreement between Alfred E. Mann Foundation for Scientific Research (AMF) and the Company (the AMF License Agreement) was entered into. In August 2013, the Company changed its name to Axonics Modulation Technologies, Inc. In March 2021, the Company changed its name to Axonics, Inc.
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
Beginning in February 2021 with the acquisition of Contura Limited (Contura), the Company also markets Bulkamid, a urethral bulking agent to treat female stress urinary incontinence (SUI). Beginning in March 2022 with the FDA approval of the Company’s long-lived, recharge-free F15 SNM implantable stimulator, the Company now markets and sells the F15 recharge-free system to customers in the United States in addition to the rechargeable SNM system. The recharge-free SNM system and Bulkamid are protected by intellectual property based on Company-generated innovations or patents acquired as part of the Contura acquisition.
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
The unaudited interim condensed consolidated financial statements and related footnote disclosures as of and for the three and six months ended June 30, 2024 are unaudited, and are not necessarily indicative of the Company’s operating results for a full year. The unaudited interim condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial results for the three and six months ended June 30, 2024 in accordance with United States generally accepted accounting principles (GAAP), however, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (SEC) rules and regulations relating to interim financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed with the SEC on February 29, 2024).
Liquidity
The Company began full-scale commercialization of its first r-SNM System in late 2019. The Company has expended significant resources on research and development activities, growing its operations organization and building and training its sales organization.
The Company incurred net losses of $12.2 million and $16.6 million for the six months ended June 30, 2024 and 2023, respectively, and had an accumulated deficit of $392.6 million as of June 30, 2024 compared to $380.4 million at December 31, 2023. The Company expects to continue to spend a significant amount of its existing resources on sales and marketing activities as the Company continues to invest in commercializing and marketing its products in the United States and internationally.
As of June 30, 2024, the Company had cash, cash equivalents, short-term investments, and restricted cash of $362.0 million compared to $357.7 million at December 31, 2023. The Company expects that its cash, cash equivalents, short-term investments, and restricted cash on hand will be sufficient to fund its operations through at least the next 12 months. The Company funds its operations through a combination of proceeds from public offerings of its common stock and cash receipts from sales of its products. As of June 30, 2024, the Company had no outstanding borrowings.
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
Revenue Recognition
Revenue recognized during the six months ended June 30, 2024 and 2023 relates entirely to the sale of the Company’s products to its customers and distributors.
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
In accordance with Company policy and based on the Company’s historical experience, the allowance for product returns was $0.3 million and $0.3 million at June 30, 2024 and December 31, 2023, respectively, and is recorded as a reduction of gross revenue in its unaudited condensed consolidated statements of comprehensive income (loss). Damaged or defective products are replaced at no charge under the Company’s standard warranty. For the three and six months ended June 30, 2024, the replacement costs were minimal and $0.1 million, respectively. For the three and six months ended June 30, 2023, the replacement costs were minimal and $0.1 million, respectively. The replacement costs are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive income (loss).
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liability at the time of revenue recognition and records it as a charge to sales and marketing expense. The warranty liability as of June 30, 2024 and December 31, 2023 was $0.1 million and $0.1 million, respectively.
Shipping and handling costs incurred for the delivery of goods to customers and distributors are included in cost of goods sold. Amounts billed to customers and distributors for shipping and handling are included in net revenue.

The following table provides additional information pertaining to net revenue disaggregated by product and geographic market for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SNM net revenue
United States	$89,076	$72,205	$158,916	$126,058
International markets	2,139	1,983	3,978	3,288
	$91,215	$74,188	$162,894	$129,346
Bulkamid net revenue
United States	$18,306	$14,806	$33,525	$26,419
International markets	5,044	3,900	9,555	7,779
	$23,350	$18,706	$43,080	$34,198
Total net revenue	$114,565	$92,894	$205,974	$163,544
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
The following table summarizes the changes in our allowance for credit losses (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$442	$321
Write-offs	(165)	—
Bad debt expense	834	46
Balance at end of period	$1,111	$367
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

Restricted Cash
Restricted cash consists of amounts held by an escrow account. On September 18, 2023, the Company commenced an arbitration against AMF with Judicial Administration and Arbitration Services (JAMS) seeking, among other things, resolution that AMF’s purported attempt to terminate the AMF License Agreement, dated October 1, 2013, was ineffective and that the Company does not owe any royalties to AMF for the Company’s F15 product and that the Company was not required to pay royalties on its F15 product under the AMF License Agreement. AMF responded to the arbitration demand and asserted multiple claims. On October 5, 2023, the Company and AMF entered into an interim agreement while the arbitration proceedings were pending. Pursuant to this interim agreement, the Company agreed to deposit into an escrow account an amount equal to 4% of the net revenues previously received for sales of the Company’s F15 product that are the subject of dispute. As of June 30, 2024 and December 31, 2023, the Company has deposited approximately $18.6 million and $12.7 million, respectively, in the escrow account, and will continue to deposit the disputed 4% of net revenues of the Company’s F15 product with interest into the escrow account during the pendency of the arbitration proceedings. The Company has paid and, under this interim agreement, will continue to pay 4% royalties on rechargeable products. While the Company believes that it has meritorious defenses against AMF’s claims and intends to vigorously defend against those claims, there can be no assurance as to the outcome of the arbitration. For additional information, see Note 3.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets to the amounts reported within the consolidated statements of cash flows at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(unaudited)
Cash and cash equivalents	$168,619	$104,811
Restricted cash	18,629	$12,714
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$187,248	$117,525
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
The Company’s business combination of Contura involved potential payment of future consideration that was contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. A liability was recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration was remeasured at each reporting period, and the change in fair value was recognized within operating expenses in the unaudited condensed consolidated statements of comprehensive income (loss).
On February 25, 2021, the Company acquired Contura and its Bulkamid product, a urethral bulking agent indicated for the treatment of female SUI. In consideration for the acquisition, the Company paid approximately $141.3 million in cash and issued 1,096,583 shares of our common stock. The agreement also provided that the Company may pay an additional $35 million in the event Bulkamid sales in any consecutive 12-month period exceed $50 million (the Milestone) before December 31, 2024, with payment due within 50 business days following the quarter in which the Milestone has been met.
At March 31, 2023, the Milestone was met and payment was made during the three months ended June 30, 2023.
The following table summarizes the changes in the fair value of recurring Level 3 fair value measurements during the six months ended June 30, 2023 (in thousands):

Liabilities
Contingent consideration:
Balance at beginning of period	$32,600
Change in fair value included in earnings	2,400
Payment made	(35,000)
Balance at end of period	$—
There were no transfers between Levels 1, 2 or 3 for the periods presented.
Investment Securities
The Company classifies its investment securities as available-for-sale. Those investments in debt securities with maturities less than 12 months at the balance sheet date are considered short-term investments. Those investments in debt securities with maturities greater than 12 months at the balance sheet date are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based on the fair value hierarchy (Level 1 and Level 2 inputs in the fair value hierarchy), and consists primarily of commercial paper, corporate notes and U.S. government and agency securities. Unrealized gains or losses, deemed temporary in nature, are reported as other comprehensive income (loss) within the unaudited condensed consolidated statements of comprehensive income (loss). There were no unrealized gains or losses during the three and six months ended June 30, 2024 and 2023.
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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at June 30, 2024
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$200,257	$—	$200,257
Corporate notes	—	15,920	—	15,920
U.S. government and agency securities	46,695	—	—	46,695
	$46,695	$216,177	$—	$262,872
_____________________________________________
(1)    As of June 30, 2024, commercial paper investments of $69.7 million, U.S. government and agency securities of $12.0 million, and corporate notes of $6.4 million are included in cash and cash equivalents on the unaudited condensed consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase.

	Fair Value Measurements at December 31, 2023
Assets:	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$179,881	$—	$179,881
Corporate notes	—	18,279	—	18,279
U.S. government and agency securities	91,703	—	—	91,703
	$91,703	$198,160	$—	$289,863
_____________________________________________
(1)    As of December 31, 2023, commercial paper investments of $49.7 million are included in cash and cash equivalents on the condensed consolidated balance sheets, as the investments had a maturity of three months or less from the date of purchase.

The Company holds investments in marketable debt securities that are classified and accounted for as cash equivalents or available-for-sale and are remeasured on a recurring basis. All of the Company’s available-for-sale debt securities are classified on the unaudited condensed consolidated balance sheets as cash equivalents or short-term investments. The following table summarizes the Company’s cash equivalents and investments in available-for-sale debt securities by significant investment category as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$69,673	$—	$—	$69,673
Corporate notes	6,440	—	—	6,440
U.S. government and agency securities	11,967	—	—	11,967
Total cash equivalents	$88,080	$—	$—	$88,080
Short-term investments:
Commercial paper	$130,584	$—	$—	$130,584
Corporate notes	9,483	1	(4)	9,480
U.S. government and agency securities	34,736	—	(8)	34,728
Total short-term investments	$174,803	$1	$(12)	$174,792

Total	$262,883	$1	$(12)	$262,872

	December 31, 2023
	Cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents:
Commercial paper	$49,714	$—	$—	$49,714
Total cash equivalents	$49,714	$—	$—	$49,714
Short-term investments:
Commercial paper	$130,161	$9	$(3)	$130,167
Corporate notes	18,272	18	(11)	18,279
U.S. government and agency securities	91,670	40	(7)	91,703
Total short-term investments	$240,103	$67	$(21)	$240,149

Total	$289,817	$67	$(21)	$289,863
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
The Company analyzes inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its net realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of the Company’s SNM systems is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to the Company’s inventory values. The Company also applies judgment related to the results of quality tests that are performed throughout the production process, as well as the understanding of regulatory guidelines, to determine if it is probable that inventory will be saleable. These quality tests are performed throughout the pre- and post-production processes, and the Company continually gathers information regarding product quality for periods after the manufacturing date. The Company’s products currently have a maximum estimated shelf life range of 12 to 60 months and based on sales forecasts, the Company expects to realize the carrying value of the product inventory. In the future, reduced demand, quality issues, or excess supply beyond those anticipated by management may result in a material adjustment to inventory levels, which would be recorded as an increase to cost of sales.
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
As of June 30, 2024, the Company had $71.8 million, $11.5 million and $22.1 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $6.2 million. As of December 31, 2023, the Company had $48.9 million, $10.5 million and $20.5 million of finished goods inventory, work-in-process inventory and raw materials inventory, respectively, net of reserves of $2.3 million.
Foreign Currency Translation
The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive gain or loss until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of June 30, 2024 and December 31, 2023, all foreign currency translation gains (losses) have been unrealized and included in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) consists entirely of losses or gains from translation of foreign subsidiaries at June 30, 2024 and December 31, 2023.
Customer and Vendor Concentration
As of June 30, 2024 and December 31, 2023, there were no customers who accounted for over 10% of the Company’s consolidated accounts receivable. As of June 30, 2024 and December 31, 2023, one vendor and three vendors, respectively, accounted for over 10% of the Company’s consolidated accounts payable. During the three and six months ended June 30, 2024 and 2023, no customers accounted for over 10% of the Company’s consolidated net revenue. During the three and six months ended June 30, 2024, three vendors and three vendors, respectively, accounted for over 10% of the Company’s inventory-related purchases. During the three and six months ended June 30, 2023, three vendors and three vendors, respectively, accounted for over 10% of the Company’s inventory-related purchases.

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
Goodwill
Goodwill represents the excess purchase price over the fair values of both tangible and intangible assets acquired less the liabilities assumed. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount to the fair value of the reporting unit. The fair values are estimated using an income and discounted cash flow approach. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs an annual impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair value of its reporting unit using a combination of the discounted cash flow and income approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. There has been no goodwill impairment charges during the six months ended June 30, 2024 and 2023.
Intangible Assets
Patent license asset
The intangible asset represents exclusive rights to an additional field-of-use on the patent suite within the AMF License Agreement. The additional field-of-use was provided in exchange for 50,000 shares of Series A preferred stock, the fair value of which was $1.0 million in 2013. The intangible asset was recorded at its fair value of $1.0 million at the date contributed. In connection with the initial public offering, such shares of Series A preferred stock were converted into common stock. Amortization of this asset is recorded over the shorter of the patent or legal life on a straight-line basis. The weighted-average amortization period was 8.71 years. The asset has been fully amortized as of December 31, 2022.
Exclusive license asset
The intangible asset represents exclusive rights to existing technologies and development services from Micro Systems Engineering, Inc. pursuant to an agreement entered into on March 2, 2021. The rights and services were provided in exchange for 65,594 shares of common stock, the fair value of which was $3.6 million upon transfer. The intangible asset was recorded at its fair value of $3.3 million at the date of the agreement, with the difference of $0.3 million recorded as a vendor credit in accounts payable in the unaudited condensed consolidated balance sheets. Amortization of this asset is recorded over the four-year term of the agreement on a straight-line basis. The Company recorded expense for the amortization of the exclusive license asset of $0.2 million and $0.4 million during the three and six months ended June 30, 2024. The Company recorded expense for the amortization of the exclusive license asset of $0.2 million and $0.4 million during the three and six months ended June 30, 2023. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There has been no intangible asset impairment charges during the six months ended June 30, 2024 and 2023.
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

As such, the accelerated method is used to amortize customer relationships. The Company recorded expense for the amortization of Contura acquisition intangible assets of $2.1 million and $4.1 million during the three and six months ended June 30, 2024, respectively. The Company recorded expense for the amortization of Contura acquisition intangible assets of $2.0 million and $4.1 million during the three and six months ended June 30, 2023, respectively. The Company will review the intangible asset for impairment whenever an impairment indicator exists. There has been no intangible asset impairment charges during the six months ended June 30, 2024 and 2023.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net cash flows that the assets are expected to generate. If said assets are considered to be impaired, the impairment that would be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There has been no intangible asset impairment charges during the six months ended June 30, 2024 and 2023.
Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis. There has been no impairment charges to indefinite-lived intangible assets during the six months ended June 30, 2024 and 2023.
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

Advertising Expense
The Company expenses advertising costs as they are incurred. During the three and six months ended June 30, 2024, advertising expense totaled $5.2 million and $11.0 million, respectively, and are recorded within the sales and marketing expenses in its unaudited condensed consolidated statements of comprehensive income (loss). During the three and six months ended June 30, 2023, advertising expense totaled $4.1 million and $8.4 million, respectively, and are recorded within the sales and marketing expenses in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).
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

Net Income (Loss) per Share of Common Stock
Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, common stock options, unvested RSAs and RSUs are considered to be potentially dilutive securities. During the periods in which the Company has reported a net loss, diluted net loss per share of common stock is the same as basic net loss per share of common stock for those periods.
For the six months ended June 30, 2024, there were 1,765,162 potentially dilutive weighted-average shares that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss. For the three and six months ended June 30, 2023, there were 2,124,449 and 2,144,301 potentially dilutive weighted-average shares, respectively, that were not included in the computation of diluted weighted-average shares of common stock and common stock equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company is evaluating the impact of the standard on its financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to require the disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the CODM, and (iii) included in each reported measure of a segment’s profit or loss. Public entities will be required to provide this disclosure quarterly. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted, and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact of the standard on its financial statements and related disclosures.

Note 2. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands) at:

	June 30,	December 31,
	2024	2023
Equipment	$3,190	$3,169
Computer hardware and software	4,162	3,638
Tools and molds	2,518	2,315
Leasehold improvements	9,016	4,573
Furniture and fixtures	1,876	1,876
Construction in progress	9,519	6,054
	30,281	21,625
Less: accumulated depreciation	(11,899)	(10,865)
	$18,382	$10,760
Depreciation expense of property and equipment was $0.7 million and $1.6 million for the three and six months ended June 30, 2024, respectively. Depreciation expense of property and equipment was $0.9 million and $1.5 million for the three and six months ended June 30, 2023, respectively. The construction in progress balance primarily relates to the construction costs for the new principal executive offices and for general office, manufacturing, and warehousing space under an operating lease entered into in April 2023.
Note 3. Commitments and Contingencies
Operating Leases
In August 2014, the Company entered into a five-year operating lease for approximately 12,215 square feet of office space beginning on November 1, 2014, and expiring on October 31, 2019. In June 2019, the lease was amended to extend the expiration date to October 31, 2020. In September 2020, the lease was amended to extend the expiration date to July 31, 2022. In December 2021, the lease was amended to extend the expiration date to January 31, 2028, and in April 2023, the lease was amended to reduce the expiration date to March 31, 2024, at which time the lease expired in accordance with its terms. Upon the execution of the amendments, which were deemed to be a lease modification, the Company reassessed the lease liability using the incremental borrowing rate for a collateralized asset of the same remaining term at the modification date and adjusted the carrying amount of ROU assets by the amount of the remeasurement of the liability. The Company also reassessed the lease classification and concluded that the lease continued to be an operating lease through its expiration. Under the terms of the lease, the Company was responsible for taxes, insurance, and maintenance expense. The lease contained certain scheduled rent increases. Rent expense was recognized on a straight-line basis over the expected lease term.
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
In April 2023, the Company entered into a 120-month operating lease for approximately 145,960 square feet of office and warehouse space beginning on April 1, 2024 and expiring on March 31, 2034. The Company uses these premises as its new principal executive offices and for general office, manufacturing, and warehousing space. Under the terms of the lease, the Company is responsible for taxes, insurance, and maintenance expense. The lease contains certain scheduled rent increases. The Company has a renewal option to extend the term of the lease for a period of five years beyond the initial term. Under the terms of the lease, the base rent payable with respect to each renewal term will be equal to the prevailing market rental rent as of the commencement of the applicable renewal term. In the event of a default of certain of the Company’s obligations under the lease, the Company’s landlord would have the right to terminate the lease. The lease commenced on November 1, 2023, which was the date the Company was provided access to the leased property and control over its use. Therefore, the Company recorded $21.9 million of ROU assets and $23.1 million of operating lease liabilities related to this lease.
During the three and six months ended June 30, 2024 and 2023, there were no ROU assets obtained in exchange for new operating lease liabilities. As of June 30, 2024 and December 31, 2023, the ROU assets had a balance of $21.4 million and $22.5 million, respectively. The operating lease ROU assets are included within the Company’s non-current other assets, and lease liabilities are included in current or noncurrent liabilities in the Company’s unaudited condensed consolidated balance sheets. During the three and six months ended June 30, 2024, cash paid for amounts included in operating lease liabilities was $0.3 million and $0.9 million, respectively. During the three and six months ended June 30, 2023, cash paid for amounts included in operating lease liabilities was $0.5 million and $1.0 million, respectively. Amortization of the ROU assets was $0.5 million and $1.1 million for the three and six months ended June 30, 2024, respectively. Amortization of the ROU assets was $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, the weighted-average remaining lease term for the Company’s operating leases was 9.4 years. The weighted-average incremental borrowing rate for a collateralized asset of the same remaining term used to determine the present value of the Company’s operating leases’ future payments was 5.8%.
Total lease costs for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$1,232	$546	$2,535	$1,088
Short-term lease cost	16	22	32	45
Variable lease cost	1,321	178	1,539	285
Amortization of net lease liabilities	(1,347)	(656)	(1,750)	(723)
Total lease cost	$1,222	$90	$2,356	$695
License Agreement
In October 2013, the Company entered into the AMF License Agreement, pursuant to which AMF, a Company stockholder, licensed the Company certain patents and know-how (collectively, the AMF IP) relating to, in relevant part, an implantable pulse generator and related system components in development by AMF as of that date, in addition to any peripheral or auxiliary devices, including all components, that when assembled, comprise such device, excluding certain implantable pulse generators (collectively, the AMF Licensed Products). Under the AMF License Agreement, for each calendar year beginning in 2018, the Company is obligated to pay AMF a royalty on an AMF Licensed Product-by-AMF Licensed Product basis if one of the following conditions applies: (i) one or more valid claims within any of the patents licensed to the Company by AMF covers such AMF Licensed Products or the manufacture of such AMF Licensed Products or (ii) for a period of 12 years from the first commercial sale anywhere in the world of such AMF Licensed Product, in each case. The foregoing royalty is calculated as the greater of (a) 4% of all net revenue derived from the AMF Licensed Products, and (b) the Minimum Royalty, payable quarterly. The Minimum Royalty automatically increases each year after 2018, subject to a maximum amount of $200,000 per year. The Company recorded related royalties of $0.7 million and $1.3 million during the three and six months ended June 30, 2024, respectively. The Company recorded related royalties of $0.8 million and $1.1 million during the three and six months ended June 30, 2023, respectively. Royalty expense is included in operating expenses in the unaudited condensed consolidated statements of comprehensive income (loss). Accrued royalties of $0.7 million and $0.8 million as of June 30, 2024 and December 31, 2023, respectively, are included within accrued liabilities in the Company’s unaudited condensed consolidated balance sheets.
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
On November 4, 2019, Medtronic, Inc., Medtronic Puerto Rico Operations Co., Medtronic Logistics LLC and Medtronic USA, Inc. (collectively, the Medtronic Affiliates) filed a complaint against the Company in the U.S. District Court for the Central District of California, Case No. 8:19-cv-2115, and amended the complaint on November 26, 2019. The Company refers to this matter as the Medtronic Litigation. The complaint asserts that the Company’s rechargeable SNM system infringes U.S. Patent Nos. 8,036,756, 8,626,314, 9,463,324 and 9,821,112 held by the Medtronic Affiliates, and the amended complaint further includes the additional patents 8,738,148; 8,457,758; and 7,774,069 (collectively, the Medtronic Patents). The Medtronic Litigation requests customary remedies for patent infringement, including (i) a judgment that the Company has infringed and is infringing the Medtronic Patents, (ii) damages, including treble damages for willful infringement, (iii) a permanent injunction preventing the Company from infringing the Medtronic Patents, (iv) attorneys’ fees, and (v) costs and expenses. The Federal Circuit reversed the decision of the Patent Trials & Appeals Board (PTAB) of the U.S. Patent & Trademark

Office that the tined leads patents (Patent Nos. 8,036,756 and 8,626,314) asserted against Axonics were valid, finding that the PTAB committed legal error in its analysis. The Federal Circuit remanded the matter to the PTAB for another review consistent with its opinion. Because of this development, the U.S. District Court issued a stay on the litigation proceedings, pending the outcome of the proceedings before the PTAB. As a result, the jury trial previously scheduled for August 2023 was postponed. The Federal Circuit also vacated the decision of the PTAB that certain claims of Patent Nos. 8,738,148 and 8,457,758 had not been shown to be invalid and the Federal Circuit remanded these matters for further proceedings before the PTAB. The remand proceedings before the PTAB on Patent Nos. 8,036,756 and 8,626,314 have concluded with 10 of the 15 claims of Patent No. 8,626,314 being found unpatentable. The remaining claims of these patents were not found unpatentable based on the opinion of two administrative law judges, with a dissent by the third administrative law judge, and Axonics appealed to the Federal Circuit. On April 5, 2024, the Medtronic Affiliates moved to lift the stay of the Medtronic Litigation. The stay of the Medtronic Litigation was lifted on April 22, 2024. On May 1, 2024, Patent Nos. 8,738,148 and 8,457,758 were dismissed from the Medtronic Litigation with prejudice. Partial summary judgment of non-infringement was granted on all asserted claims of Patent Nos. 9,821,112 and 7,774,069 on July 11, 2024. The Medtronic Litigation is scheduled for trial on September 3, 2024, and at this time, certain claims of U.S. Patent Nos. 8,036,756, 8,626,314, and 9,463,324 remain in the case. The Company believes that it has meritorious defenses against the allegations of the Medtronic Affiliates and is vigorously defending itself against them. The Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
On February 28, 2024, the Medtronic Affiliates filed complaints against the Company in the U.S. International Trade Commission, now Investigation No. 337-TA-1396, and in the U.S. District Court for the Central District of Delaware, Case No. 1:24-cv-00264-JLH. The Company refers to these matters as the Medtronic ITC Investigation and the Medtronic Delaware Litigation, respectively. The complaints assert that aspects of the Company’s SNM systems infringe U.S. Patent Nos. 8,712,540 and 9,174,059 held by the Medtronic Affiliates (collectively, the Medtronic ITC Patents). The Medtronic ITC Investigation and the Medtronic Delaware Litigation request customary remedies for patent infringement, including (i) a determination that acts of importation, sale for importation, and/or sale after importation violate Section 337 of the Tariff Act of 1930, as amended 19 U.S.C. § 1337, (ii) a permanent exclusion order barring articles from entry into the United States, (iii) a permanent cease and desist order prohibiting domestically assembling, manufacturing, importing, selling, marketing, advertising, distributing, offering for sale, transporting (except for exportation), servicing, and soliciting U.S. agents or distributors, (iv) a bond during the Presidential review period, (v) a judgment that the Company has infringed and is infringing the Medtronic ITC Patents, (vi) damages, including treble damages for willful infringement, (vii) a permanent injunction preventing the Company from infringing the Medtronic ITC Patents, (viii) attorneys’ fees, and (iv) costs, expenses, and interest. The Medtronic ITC Investigation was instituted, and the Medtronic Delaware Litigation was stayed pending resolution of the ITC Investigation. The ITC evidentiary hearing is scheduled for December 9-13, 2024, and the target date is Monday, August 4, 2025. The Company believes that it has meritorious defenses against the allegations of the Medtronic Affiliates and is vigorously defending itself against them. The Company is unable to predict the likelihood of success of the claims of the Medtronic Affiliates against the Company or to quantify any risk of loss. The Medtronic ITC Investigation and the Medtronic Delaware Litigation could last for an extended period of time and require the Company to dedicate significant financial resources and management resources to its defense. An adverse ruling against the Company could materially and adversely affect its business, financial position, results of operations or cash flows and could also result in reputational harm. Even if the Company is successful in defending against these claims, the Medtronic ITC Investigation and the Medtronic Delaware Litigation could result in significant costs, delays in future product developments, reputational harm or other collateral consequences.
On September 18, 2023, the Company commenced an arbitration against AMF with JAMS seeking, among other things, resolution that AMF’s purported attempt to terminate the AMF License Agreement, dated October 1, 2013, was ineffective and that the Company does not owe any royalties to AMF for the Company’s F15 product and the Company was not required to pay royalties on its F15 product under the AMF License Agreement. AMF responded to the arbitration demand and asserted multiple claims. On October 5, 2023, the Company and AMF entered into an interim agreement while the arbitration proceedings are pending. Pursuant to this interim agreement, the Company agreed to deposit into an escrow account an amount equal to 4% of the net revenues previously received for sales of the Company’s F15 product that are the subject of dispute, which the Company has determined is approximately $22 million from January 1, 2022 through June 30, 2024, with interest, and will continue to deposit the disputed 4% of net revenues of the Company’s F15 product with interest into the escrow account during the pendency of the arbitration proceedings. The Company has paid and, under this interim agreement, will continue to pay 4% royalties on rechargeable products. While the loss from this contingency is reasonably possible, the Company does not believe that such loss is probable. The Company believes that it has meritorious defenses against AMF’s claims and intends to vigorously defend against those claims, however, there can be no assurance as to the outcome of the arbitration.
Note 4. Stock-Based Compensation
Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of comprehensive income (loss) is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,343	$2,414	$3,031	$4,618
General and administrative	1,474	3,059	3,288	5,885
Sales and marketing	5,794	5,731	11,843	11,415
	$8,611	$11,204	$18,162	$21,918
Stock Option Activity
The option awards issued under the 2014 Stock Option Plan (the 2014 Plan) and the 2018 Omnibus Incentive Plan (the 2018 Plan) were measured based on fair value. The Company used the simplified method of determining the expected term of stock options as the Company believes this represents the best estimate of the expected term of a new option. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments, whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The assumptions regarding the expected term of the options and the expected volatility of the stock price are subjective, and these assumptions have a significant effect on the estimated fair value amounts. There were no stock option grants for the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024, there was $0.1 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 0.6 years.

The following table summarizes stock option activity for the six months ended June 30, 2024 under the 2014 and 2018 Plans (in thousands, except share and per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2023	814,780	$18.47	$35,652
Options exercised	(24,593)	19.93	$1,183	(1)
Options forfeited	(979)	48.54
Outstanding at June 30, 2024	789,208	$18.39	$38,545	(2)
_____________________________________________
(1)    Represents the total difference between the Company’s closing stock price at the time of exercise and the stock option exercise price, multiplied by the number of options exercised.
(2)    Represents the total difference between the Company’s closing stock price on the last trading day of the second quarter of 2024 and the stock option exercise price, multiplied by the number of in-the-money options as of June 30, 2024. The amount of intrinsic value will change based on the fair market value of the Company’s stock.
The weighted-average remaining contractual term of options outstanding and exercisable was 4.7 years at June 30, 2024.
Restricted Shares Awards Activity
As of June 30, 2024, there was $39.1 million of total unrecognized compensation cost related to unvested restricted shares awards that is expected to be recognized over a weighted-average period of approximately 1.6 years.
The following table summarizes restricted shares awards activity for the six months ended June 30, 2024:

	Number of Restricted Shares Awards	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2023	1,303,704	$55.86
Restricted shares awards granted	30,400	67.88
Restricted shares awards vested	(369,733)	50.56
Restricted shares awards forfeited	(17,685)	59.75
Outstanding at June 30, 2024	946,686	$58.25

Restricted Stock Units Activity
As of June 30, 2024, there was $1.6 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 0.6 years.
The following table summarizes restricted stock units activity for the six months ended June 30, 2024:

	Number of Restricted Stock Units	Weighted-Average Fair Value Per Share at Grant Date
Outstanding at December 31, 2023	230,700	$70.20
Restricted stock units granted	38,450	73.16
Restricted stock units vested	(206,734)	65.77
Outstanding at June 30, 2024	62,416	$86.70
Note 5. Income Taxes
The following table presents details of the provision for income taxes and effective tax rates (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$1,452	$(304)	$5,299	$(1,111)
Effective tax rate	17.39%	(3.97)%	(76.65)%	(6.27)%
The Company periodically evaluates whether a portion or all of its deferred tax assets will be recovered. The Company records a valuation allowance against deferred tax assets if and to the extent it is more likely than not that they will not be recovered. In evaluating the need for a valuation allowance, the Company weighs all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and the market environment, with each consideration weighted based on its reliability. The Company continues to maintain a full valuation allowance against its otherwise recognizable U.S. deferred income tax assets and a partial valuation allowance on certain foreign deferred tax assets as of June 30, 2024 and December 31, 2023.
The effective tax rate differs from the statutory U.S. income tax rate due to differing tax rates imposed on income earned in foreign jurisdictions, losses in foreign jurisdictions, and certain nondeductible expenses. The effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The provision for income taxes for the six months ended June 30, 2024 was primarily the result of income in certain foreign jurisdictions.
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

Note 6. Employee Benefit Plan
The Company sponsors a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre- or post-tax basis. Contributions to the plan by the Company may be made at the discretion of the board of directors. During the three and six months ended June 30, 2024, the Company contributions to the plan amounted to $0.8 million and $1.6 million, respectively. During the three and six months ended June 30, 2023, the Company contributions to the plan amounted to $0.6 million and $1.2 million, respectively.
Note 7. Goodwill and Intangible Assets
The change in the carrying amount of goodwill during the six months ended June 30, 2024 included the following (in thousands):

December 31, 2023	$99,417
Foreign currency translation adjustment	(670)
June 30, 2024	$98,747

Intangible assets as of June 30, 2024 included the following (in thousands):

		June 30, 2024
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Assets, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(2,860)	—	—	440
Technology	12 years	81,100	(22,634)	—	(6,497)	51,969
Trade names and trademarks	Indefinite	19,700	—	—	(1,605)	18,095
Customer relationships	12 years	11,400	(4,500)	(287)	(784)	5,829
		$116,500	$(30,994)	$(287)	$(8,886)	$76,333
Intangible assets as of December 31, 2023 included the following (in thousands):

		December 31, 2023
	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment	Foreign currency translation adjustment	Intangible Asset, Net
Patent license asset	8.71 years	$1,000	$(1,000)	$—	$—	$—
Exclusive license asset	4 years	3,300	(2,420)	—	—	880
Technology	12 years	81,100	(19,236)	—	(6,140)	55,724
Trade names and trademarks	Indefinite	19,700	—	—	(1,482)	18,218
Customer relationships	12 years	11,400	(3,837)	(287)	(723)	6,553
		$116,500	$(26,493)	$(287)	$(8,345)	$81,375
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
Our stockholders voted to adopt the Merger Agreement with Boston Scientific at the Company’s special meeting of stockholders held on March 22, 2024. On April 3, 2024, the Company and Boston Scientific each received a request for additional information (the Second Request) from the U.S. Federal Trade Commission (the FTC) in connection with the FTC’s review of the Merger. The issuance of the Second Request extended the waiting period under the HSR Act until 30 days after both the Company and Boston Scientific have substantially complied with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. The Company and Boston Scientific continue to work cooperatively with the FTC in its review of the Merger.
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
While we anticipate expanding into other geographic regions over time, we are primarily focusing on marketing our products in the United States, Europe, and Australia.
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
Components of Our Results of Operations
Net Revenue
Net revenue during the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SNM net revenue
United States	$89,076	$72,205	$158,916	$126,058
International markets	2,139	1,983	3,978	3,288
	$91,215	$74,188	$162,894	$129,346
Bulkamid net revenue
United States	$18,306	$14,806	$33,525	$26,419
International markets	5,044	3,900	9,555	7,779
	$23,350	$18,706	$43,080	$34,198
Total net revenue	$114,565	$92,894	$205,974	$163,544
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
The following table summarizes our research and development expenses by functional area for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Personnel related	$7,851	$5,783	$15,959	$11,389
Clinical development	505	243	945	377
Contract R&D and manufacturing	2,772	1,759	4,164	3,486
Royalty expense	715	785	1,267	1,092
Other R&D expenses	949	379	1,513	661
Total R&D expenses	$12,792	$8,949	$23,848	$17,005
General and Administrative Expenses
General and administrative expenses consist primarily of employee compensation, including stock-based compensation, and spending related to finance, information technology, human resource functions, consulting, legal, and professional service fees. Other general and administrative expenses include director and officer insurance premiums, investor relations costs, office-related expenses, facilities and equipment rentals, bad debt expense, travel expenses, and impairment expenses. We expect our general and administrative expenses will significantly increase in absolute dollars as we increase our headcount and expand administrative personnel to support our growth and operations. Additionally, we anticipate increased legal expenses associated with our patent infringement litigation with the Medtronic Affiliates and the arbitration with the Alfred Mann Foundation for Scientific Research (AMF).
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

Acquisition-Related Costs
Acquisition-related costs consist of due diligence expenses incurred related to the Merger Agreement with Boston Scientific, legal costs for antitrust analysis and responding to the FTC’s second request, and expenses and changes in contingent consideration related to the Contura acquisition.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest, dividend and accretion income and realized gain (loss) earned on cash equivalents, short-term investments and restricted cash, and gains and losses on foreign currency transactions.
Income Tax Expense (Benefit)
Income tax expense (benefit) primarily consists of current U.S. federal, state and foreign taxes, offset by deferred tax benefit associated with amortization of intangible assets and losses in certain foreign jurisdictions.
Results of Operations
The following table shows our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,		Period to Period Change	Six Months Ended June 30,		Period to Period Change
	2024	2023		2024	2023
Net revenue	$114,565	$92,894	$21,671	$205,974	$163,544	$42,430
Cost of goods sold	25,422	22,704	2,718	47,578	40,854	6,724
Gross profit	89,143	70,190	18,953	158,396	122,690	35,706
Gross Margin	77.8%	75.6%		76.9%	75.0%
Operating expenses
Research and development	12,792	8,949	3,843	23,848	17,005	6,843
General and administrative	16,327	10,713	5,614	31,431	22,881	8,550
Sales and marketing	51,444	44,270	7,174	107,635	86,924	20,711
Amortization of intangible assets	2,247	2,279	(32)	4,501	4,501	—
Acquisition-related costs	2,652	602	2,050	6,479	2,368	4,111
Acquired in-process research & development	—	15,447	(15,447)	—	15,447	(15,447)
Total operating expenses	85,462	82,260	3,202	173,894	149,126	24,768
Income (loss) from operations	3,681	(12,070)	15,751	(15,498)	(26,436)	10,938
Other income (expense)
Interest and other income	4,702	4,250	452	8,675	7,878	797
Interest and other expense	(32)	174	(206)	(91)	857	(948)
Other income, net	4,670	4,424	246	8,584	8,735	(151)
Income (loss) before income tax expense (benefit)	8,351	(7,646)	15,997	(6,914)	(17,701)	10,787
Income tax expense (benefit)	1,452	(304)	1,756	5,299	(1,111)	6,410
Net income (loss)	6,899	(7,342)	14,241	(12,213)	(16,590)	4,377
Foreign currency translation adjustment	466	3,750	(3,284)	(686)	6,821	(7,507)
Comprehensive income (loss)	$7,365	$(3,592)	$10,957	$(12,899)	$(9,769)	$(3,130)

Comparison of the Three Months Ended June 30, 2024 and 2023
Net Revenue
Net revenue was $114.6 million for the three months ended June 30, 2024, an increase of $21.7 million, or 23.3%, compared to $92.9 million for the three months ended June 30, 2023. Net revenue is primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products to new customers in the U.S. and increased sales to our existing customer base.
Cost of Goods Sold and Gross Margin
We incurred $25.4 million of cost of goods sold for the three months ended June 30, 2024, compared to $22.7 million for the three months ended June 30, 2023. Gross margin was 77.8% in the three months ended June 30, 2024, compared to 75.6% for the three months ended June 30, 2023. The increase in gross margin is primarily due to higher sales volumes and more favorable product mix.
Research and Development Expenses
Research and development expenses increased $3.8 million, or 42.9%, to $12.8 million in the three months ended June 30, 2024, compared to $8.9 million in the three months ended June 30, 2023. The increase in research and development expenses was primarily attributable to an increase of $2.1 million related to personnel costs including salaries, wages, stock-based compensation and other employee-related benefits, primarily related to support of new regulatory filings and clinical trials, and an increase of $1.0 million related to contract research and development and manufacturing.
General and Administrative Expenses
General and administrative expenses increased $5.6 million, or 52.4%, to $16.3 million in the three months ended June 30, 2024, compared to $10.7 million in the three months ended June 30, 2023, primarily as a result of an increase of $3.1 million in legal fees related to the Medtronic Litigation and the arbitration with AMF, an increase of $1.3 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, and an increase of $1.1 million in rent expenses.
Sales and Marketing Expenses
Sales and marketing expenses increased $7.2 million, or 16.2%, to $51.4 million in the three months ended June 30, 2024, compared to $44.3 million in the three months ended June 30, 2023. The increase in sales and marketing expenses was primarily as a result of an increase of $6.7 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits primarily related to increased headcount and commissions from the increase in net revenue, and an increase of $1.1 million related to advertising expenses.
Amortization of Intangible Assets
Amortization of intangible assets was $2.2 million in the three months ended June 30, 2024, compared to $2.3 million in the three months ended June 30, 2023. Amortization of intangible assets consisted primarily of technology and customer relationships acquired related to the Contura acquisition.
Acquisition-Related Costs
Acquisition-related costs were $2.7 million in the three months ended June 30, 2024, consisting primarily of legal costs for antitrust analysis and responding to the FTC’s second request related to the Merger Agreement with Boston Scientific. Acquisition-related costs were $0.6 million in the three months ended June 30, 2023, related to the change in fair value of contingent consideration.
Acquired In-Process Research & Development
We recorded no acquired in-process research & development in the three months ended June 30, 2024. Acquired in-process research & development was $15.4 million for the three months ended June 30, 2023 which related to the Radian acquisition.

Other Income, Net
Other income, net was $4.7 million in the three months ended June 30, 2024, consisting primarily of interest, dividend and accretion income earned on cash equivalents, short-term investments and restricted cash. Other income, net was $4.4 million in the three months ended June 30, 2023, consisting primarily of interest income on cash equivalents and short-term investments.
Income Tax Expense (Benefit)
Income tax expense was $1.5 million for the three months ended June 30, 2024, primarily related to income in certain foreign jurisdictions. Income tax benefit was $0.3 million for the three months ended June 30, 2023, primarily related to losses in certain foreign jurisdictions.
Comparison of the Six Months Ended June 30, 2024 and 2023
Net Revenue
Net revenue was $206.0 million for the six months ended June 30, 2024, an increase of $42.4 million, or 25.9%, compared to $163.5 million for the six months ended June 30, 2023. Net revenue is primarily derived from the sale of our products to customers in the United States and certain international markets. The increase in net revenue is primarily due to increased sales of our products to new customers in the U.S. and increased sales to our existing customer base.
Cost of Goods Sold and Gross Margin
We incurred $47.6 million of cost of goods sold for the six months ended June 30, 2024, compared to $40.9 million for the six months ended June 30, 2023. Gross margin was 76.9% in the six months ended June 30, 2024, compared to 75.0% for the six months ended June 30, 2023. The increase in gross margin is primarily due to higher sales volumes and more favorable product mix.
Research and Development Expenses
Research and development expenses increased $6.8 million, or 40.2%, to $23.8 million in the six months ended June 30, 2024, compared to $17.0 million in the six months ended June 30, 2023. The increase in research and development expenses was primarily attributable to an increase of $4.6 million related to personnel costs including salaries, wages, stock-based compensation and other employee-related benefits, primarily related to support of new regulatory filings and clinical trials.
General and Administrative Expenses
General and administrative expenses increased $8.6 million, or 37.4%, to $31.4 million in the six months ended June 30, 2024, compared to $22.9 million in the six months ended June 30, 2023, primarily as a result of an increase of $3.2 million in legal fees related to the Medtronic Litigation and the arbitration with AMF, an increase of $3.0 million in personnel costs including salaries and wages, stock-based compensation and other employee-related benefits, and an increase of $1.7 million in rent expense.
Sales and Marketing Expenses
Sales and marketing expenses increased $20.7 million, or 23.8%, to $107.6 million in the six months ended June 30, 2024, compared to $86.9 million in the six months ended June 30, 2023. The increase in sales and marketing expenses was primarily as a result of an increase of $17.2 million related to personnel costs including salaries, wages, sales personnel commissions, stock-based compensation and other employee-related benefits primarily related to increased headcount and commissions from the increase in net revenue, and an increase of $2.6 million related to advertising expenses.
Amortization of Intangible Assets
Amortization of intangible assets was $4.5 million in the six months ended June 30, 2024, compared to $4.5 million in the six months ended June 30, 2023. Amortization of intangible assets consisted primarily of technology and customer relationships acquired related to the Contura acquisition.

Acquisition-Related Costs
Acquisition-related costs were $6.5 million in the six months ended June 30, 2024, consisting primarily of legal costs for antitrust analysis and responding to the FTC’s second request related to the Merger Agreement with Boston Scientific. Acquisition-related costs were $2.4 million in the six months ended June 30, 2023, related to the change in fair value of contingent consideration.
Acquired In-Process Research & Development
We recorded no acquired in-process research & development in the six months ended June 30, 2024. Acquired in-process research & development was $15.4 million for the six months ended June 30, 2023 which related to the Radian acquisition.
Other Income, Net
Other income, net was $8.6 million in the six months ended June 30, 2024, consisting primarily of interest, dividend and accretion income earned on cash equivalents, short-term investments and restricted cash. Other income, net was $8.7 million in the six months ended June 30, 2023, consisting primarily of interest income on cash equivalents and short-term investments.
Income Tax Expense (Benefit)
Income tax expense was $5.3 million for the six months ended June 30, 2024 primarily related to income in certain foreign jurisdictions. Income tax benefit was $1.1 million for the six months ended June 30, 2023 primarily related to losses in certain foreign jurisdictions.
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
We incurred net losses of $12.2 million and $16.6 million for the six months ended June 30, 2024 and 2023, respectively, and had an accumulated deficit of $392.6 million as of June 30, 2024 compared to $380.4 million at December 31, 2023.
As of June 30, 2024, we had cash, cash equivalents, short-term investments and restricted cash of $362.0 million compared to $357.7 million at December 31, 2023. We expect that our cash, cash equivalents, short-term investments, and restricted cash on hand will be sufficient to fund our operations through at least the next 12 months. We fund our operations through a combination of proceeds from public offerings of our common stock and cash receipts from sales of our products. As of June 30, 2024, we had no outstanding borrowings.
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

Cash Flows
The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in)
Operating activities	$7,742	$(19,990)
Investing activities	61,059	(67,929)
Financing activities	489	(4,836)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	433	(748)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$69,723	$(93,503)
Net cash provided by (used in) operating activities
Net cash provided by operating activities was $7.7 million for the six months ended June 30, 2024 and consisted primarily of non-cash charges of $34.6 million, partially offset by a net loss of $12.2 million and a decrease from changes in net operating assets of $14.7 million. Net operating assets consisted primarily of inventory and accounts receivable due to the commercial growth in the United States. Non-cash charges consisted primarily of stock-based compensation and depreciation and amortization.
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
Net cash provided by (used in) investing activities
Net cash provided by investing activities was $61.1 million for the six months ended June 30, 2024 and consisted of sales and maturities of short-term investments, partially offset by purchases of short-term investments.
Net cash used in investing activities was $67.9 million for the six months ended June 30, 2023 and consisted of purchases of short-term investments and property and equipment, partially offset by sales and maturities of short-term investments.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2024 and consisted of proceeds from exercise of stock options.
Net cash used in financing activities was $4.8 million for the six months ended June 30, 2023 and consisted primarily of payment of contingent consideration recognized at acquisition, partially offset by proceeds from exercise of stock options.
Critical Accounting Estimates
Our critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024. We have reviewed and determined that those critical accounting estimates remain our critical accounting estimates as of and for the six months ended June 30, 2024.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, foreign currency exchange rate risk and inflation risk as follows:
Interest Rate Risk
We had cash, cash equivalents, short-term investments, and restricted cash of $362.0 million as of June 30, 2024, which came from public offerings of our common stock and cash receipts from our product sales. The goals of our investment policy are liquidity and capital preservation and we do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash, cash equivalents, short-term investments, and restricted cash. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
Foreign Currency Exchange Rate Risk
As we expand internationally our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenues and expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses in internal control over financial reporting, as described below.

Material Weaknesses in Internal Control Over Financial Reporting
Management’s assessment of our internal control over financial reporting as of December 31, 2023 identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting, and our internal control over financial reporting was not effective as of June 30, 2024.
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
Remediation Plan
We have identified steps, as further described below, to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. Our remediation process includes, but is not limited to:
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

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
During the quarter ended June 30, 2024, there have been no material developments in the litigation matters disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024, as such information has been updated by us pursuant to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on April 30, 2024.
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

AXONICS, INC.
Date: August 1, 2024	By:	/s/ Raymond W. Cohen
Raymond W. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Kari L. Keese
Kari L. Keese
Chief Financial Officer
(Principal Financial and Accounting Officer)